Form 10-Q
period 1995-09-30
GREAT BAY POWER CORP
filed 1995-11-14
CIK 808277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549

                            FORM 10-Q

                           	(Mark one)

	[  X  ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934


		For the quarterly period ended				September 30, 1995

OR

	[      ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES	EXCHANGE ACT OF 1934


		For the transition period from         __________ to ___________


         	Commission file number 					     0-25748


          GREAT BAY POWER CORPORATION

 (Exact name of registrant as specified in its charter)



             New Hampshire        			  02-0396811
 (State or other jurisdiction of      (I.R.S. Employer
   incorporation or organization)      Identification No.)



	20 Ladd Street, Portsmouth, New Hampshire         		03801-408
    (Address of principal executive offices)      		 (Zip Code)


Registrant's telephone number, including area code:  (603) 433-8822


	Indicate by check mark whether the registrant (1) has filed all
reports required to be filed by	Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months	(or for such shorter period that
the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes  X           No

	Indicate by check mark whether the registrant has filed all documents required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

	Yes  X           No

               Class                  Outstanding at November 1, 1995
Common Shares $0.01 Par Value                7,999,998


                       Page 1 of  ____ pages.

                    Exhibit Index appears on page _____.


                            INDEX


Part I. Financial Information:



	Item 1 - Financial Information:



	Statements of Income and Loss - Three and Nine

	  Months Ended September 30, 1995 and 1994............................    	3

	Balance Sheets at September 30, 1995
	  and December 31, 1994..............................................   	4-5

	Statements of Cash Flow - Nine Months
	  Ended September 30, 1995 and 1994.....................................  	6

	Notes to Financial Statements........................................   	7-8

		Item 2 - Financial Discussion:

	Management's Discussion and Analysis of
	  Results of Operations..............................................  	9-13


Part II.  Other Information:

	Item 6 - Exhibits and Reports in Form 8-K:

	Signature..............................................................	 15

	Exhibit Index.........................................................		 16





       STATEMENTS OF INCOME AND LOSS 	STATEMENTS OF INCOME AND LOSS
                           (UNAUDITED)
        (Dollars in Thousands, except shares and per share data)


                      	SUCCESSOR COMPANY 	     			PREDECESSOR COMPANY

                  	Three Months 	 	Nine Months 			Three Months 	 	Nine Months
                      	Ended       	 	Ended        			Ended       	 	Ended
                  	September 30,	 	September 30,	 September 30,	 	September 30,
                     	1995          		1995         			1994          		1994

Operating Revenues  	$6,350       	 	$20,759    	 	 	$4,586      	 	$9,445

Operating Expenses:

  Production         	4,484        	 	12,786     	 	 	4,421      	 	14,631
  Transmission         	231           	 	705       	 	 	149         	 	702
  Administrative & General
                     	1,673          		4,612       	 	1,014       	 	3,330
  Depreciation and Amortization
                       	784         	 	2,304     	 	 	2,276         	6,827
  Taxes Other than Income
                     	1,005         	 	3,027     	 	 	1,145       	 	3,584
    Total Operating Expenses
                     	8,177        	 	23,434     	 	 	9,005       		29,074

Operating Income (Loss)
                    	(1,827)       	 	(2,675)   	 	 	(4,419)     		(19,629)

Other (Income) Deductions:

  Interest Expense       	0               	0       	 	 	391         	 	550
  Other               	(401) 	       	(1,202)      	 	 	(55)       	 	(207)

    Total Other (Income)
     Deductions       	(401) 	       	(1,202)      	 	 	336         	 	343

Income Before Taxes 	(1,426)       	 	(1,473)   	 	 	(4,755)    	 	(19,972)
Income Taxes           	(94)          	 	(97)   	 	 	(1,518)     	 	(6,467)

Net Income (Loss)  	$(1,332)        	$(1,376)    	 	$(3,237) 	   	$(13,505)

Shares Outstanding
                 	7,999,998       	7,999,998

Earnings (Loss) Per Share
                     $(0.17) 	       	$(0.17)

(The accompanying notes are an integral part of these statements.)


                         BALANCE SHEET
                         (UNAUDITED)
                    (Dollars in Thousands)


                		September 30, 			December 31,
                    		1995         			1994

ASSETS:

Net Utility Plant 		$100,356 		     	$101,213
Nuclear Fuel         	12,318      	 	 	10,556
Less: Accumulated Depreciation
                    		(5,659)     	 	 	(2,118)
Net Nuclear Fuel     		6,659       	 	 	8,438
Total Utility Plant and Nuclear Fuel
                   		107,015     	 	 	109,651

Other Property & Investments:
  Decommissioning Trust Fund
                     		4,478       	 	 	3,290

Current Assets:
  Cash & Cash Equivalents
                    		12,876      	 	 	18,533
  Short-term Investments, at market
                     		9,423       	 	 	3,684
  Accounts Receivable		2,089       	 	 	2,598
  Materials & Supplies	4,897       	 	 	4,846
  Prepayments & Other Assets
                     		3,248       	 	 	2,976

     Total Current Assets
                    		32,533      	 	 	32,637

Deferred Debits & Other 		96          	 	 	88

TOTAL  ASSETS     		$144,122    	 	 	$145,666

(The accompanying notes are an integral part of these statements.)


                          BALANCE SHEET
                          (UNAUDITED)
                     (Dollars in Thousands)


                 		September 30, 			December 31,
                     		1995         			1994


LIABILITIES & STOCKHOLDERS' EQUITY:

Stockholders' Equity:
  Common Stock Issued   		$80       	 	 	$80
  Paid in Capita     		88,030    	 	 	88,030
  Retained Earnings (Deficit)
                     		(1,194)      	 	 	182
    Total Capitalization
                      	86,916      	 	88,292

Operating Reserves:
  Misc. Other Liability 		719       	 	 	719
  Decommissioning Liability
                     		49,622    	 	 	48,530
    Total Operating provisions
                     		50,341    	 	 	49,249


Current & Accrued Liabilities:
  Accounts Payable & Accrued Expenses
                        		113       	 	 	303
  Taxes Accrued         		747     	 	 	1,166
  Reorganization Expenses	268     	 	 	2,653
  Misc. Current Liabilities
                      		2,904     	 	 	1,346
    Total Current & Accrued Liabilities
                      		4,032     	 	 	5,468

Other Liabilities & Deferred Credits
  Deferred Taxes         		-- 	        	 	94
  Other Liabilties & Deferred Credits
                        2,833     	 	 	2,563
    Total Other Liabilities & Deferred Credits
                       	2,833 	 	     	2,657

Total Liabilities & Capital
                   		$144,122  	 	 	$145,666

(The accompanying notes are an integral part of these statements.)


                       CASH FLOW STATEMENT
                         	(UNAUDITED)
	(Dollars in Thousands, except shares and per share data)


                    Successor Company  		 	Predecessor Company

                  		Nine Months Ended  		 	Nine Months Ended
                 		September 30, 1995		 	 September 30, 1994

Cash Flows From Operating Activities:

  Net Income (Loss)   		$(1,376)          	 	 	$(13,505)
  Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization
                        		2,304              	 	 	6,131
      Nuclear Fuel Amortization
                        		3,541              	 	 	2,003
      Investment Tax Credit - Net
                           		--               	 	 	(139)
      Deferred Taxes      		(94)            	 	 	(6,329)
  Change in assets and liabilities:
   (Increase) Decrease in:
    Accounts receivable   		509 	                	 	277
    Materials and supplies		(51)                	 	 	--
    Prepayments          		(272)             	 	 	2,365
   Increase (Decrease) in:
    Accounts payable     		(190)                	 	 	--
    Taxes accrued        		(419)              	 	 	(135)
    Other                		(566)             	 	 	2,357
     Net Cash Provided From (Used In)
     Operating Activities
                          3,386             	 	 	(6,975)

Cash Flows From Investment Activities:
  Gross Additions to Utility Plant
                          	(899)            	 	 	(1,859)
  Gross Additions to Nuclear Fuel
                       		(1,762)                	 	 	--
  Decommissioning Fund Payments
                          	(643)                	 	 	--
  Decrease (Increase) in Short-term Investments
                        	(5,739) 	 	                	--
      Net Cash (Used In) Investment Activities
                        	(9,043) 	 	            	(1,859)

Cash Flow From Financing Activities:
  Debtor-in-Possession Financing
                             --               		 	8,922
    Net Cash Provided From Financing Activities
                           		--   	 	            	8,922

Net Increase (Decrease) in Cash and Equivalents
                        	(5,657) 	 	                	88
Cash and Equivalents at Beginning of Period
                        	18,533                	 	 	138
Cash and Equivalents at End of Period
                      		$12,876               	 	 	$226

  Cash paid for:
    Interest              		---                 		 	---
    Income Taxes          		---                 		 	---

(The accompanying notes are an integral part of these statements.)


               NOTES TO FINANCIAL STATEMENTS


Note A - THE COMPANY

	Great Bay Power Corporation (the "Company") is a New Hampshire corporation which emerged from bankruptcy on November 23, 1994.
The predecessor company, EUA Power Corporation ( the
"Predecessor") was incorporated in 1986. The Company is authorized by the New Hampshire Public Utilities Commission
(NHPUC) to engage in business as a public utility for the purposes of acquiring its 12.1% interest in the Seabrook Nuclear
Power Project (the "Seabrook Project"), participating as a joint owner in the Seabrook Project and selling its share of the electricity produced by Seabrook Project for resale. The
Seabrook Project consists of the Seabrook Unit 1 reactor
("Seabrook Unit 1"), a nuclear-fueled, steam electricity generating plant located in Seabrook, New Hampshire. The
Predecessor became a wholesale generating company when Seabrook
Unit 1 commenced commercial operation on August 19, 1990.  In
1993, the Predecessor became an Exempt Wholesale Generator under the Energy Policy Act of 1992.

	The Company currently has two employees, and substantially all the Company's power marketing and administrative functions are performed on the Company's behalf by third parties pursuant to contractual agreements.


Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	The unaudited financial statements included herein have been prepared on behalf of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. The Company believes, however, its disclosures herein, when read in conjunction with the Company's audited financial statements for the year ended December 31, 1994, are adequate to make the information presented not misleading. As further discussed in the Management Discussion and Analysis, the results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.


Note C - COMMITMENTS AND CONTINGENCIES

Nuclear Issues

	Like other nuclear generating facilities, the Seabrook Project is subject to extensive regulation by the Nuclear Regulatory
Commission ("NRC"). The NRC is empowered to authorize the siting, construction and operation of nuclear reactors after consideration of public health, safety, environmental and anti-trust matters.

	The NRC has promulgated numerous requirements affecting safety systems, fire protection, emergency response planning and notification systems, and other aspects of nuclear plant construction, equipment and operation. The Company has been, and may be, affected to the extent of its proportionate share by the cost of any such requirements for Seabrook Unit 1.

	Nuclear units in the United States have been subject to widespread criticism and opposition. Some nuclear projects have been canceled following substantial construction delays and cost overruns as the result of licensing problems, unanticipated construction defects and other difficulties. Various groups have by litigation, legislation and participation in administrative proceedings sought to prohibit the completion and operation of nuclear units and the disposal of nuclear waste.
In the event of a shutdown of any unit, NRC regulations require that it be completely decontaminated of any residual radioactivity. The cost of such decommissioning, depending on the circumstances, could substantially exceed the owners' investment at the time of cancellation.

	Public controversy concerning nuclear power could adversely affect the operating license of Seabrook Unit 1. While the Company cannot predict the ultimate effect of such controversy, it is possible that it could result in a premature shutdown of the unit.

Liquidity and Capital Expenditures

	The Company anticipates that its share of the Seabrook Project's capital expenditures for the 1995 fiscal year, including reactor refueling scheduled for November 1995, will total approximately $7.0 million. The majority of these capital expenditures are for nuclear fuel. This scheduled outage is expected to last approximately 45 days, during which time the plant will not generate any electricity for its owners.

	The Seabrook Project experienced an unscheduled outage from June 18, 1995 to July 5, 1995. During this period the Seabrook Project did not produce electricity and the Company did not earn any revenue. During unscheduled outages, in addition to the expenses of routine operation and maintenance, the Company is responsible for its pro rata share of expenses related to the outage. In addition, as a result of the June 18, 1995 to July
5, 1995 unscheduled outage, the operation of Seabrook Unit 1 has been limited to approximately 96% of maximum capacity. This reduction in capacity continued until the start of a scheduled refueling outage, which began on November 4, 1995, resulting in a reduction of approximately 4% in the energy Great Bay had available for sale. Seabrook Unit 1 is expected to return to full operating capacity following the completion of the refueling outage which began on November 4, 1995.


Note D - COMMON STOCK

	The Company's authorized capital stock consists of 8,000,000 shares of common stock, with a par value of $0.01 per share.
A total of 7,999,998 shares of common stock were outstanding on November 1, 1995.

	The Company has never paid cash dividends on the Common Stock. The Company currently intends to retain all of its future earnings and does not anticipate paying a dividend in the foreseeable future.


Item 2.		Management's Discussion and Analysis of Financial Condition and
                     Results of Operations

Overview

	Great Bay Power Corporation (formerly known as EUA Power Corporation) is a New Hampshire public utility whose principal asset is its 12.1% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire . The Company's share of the Seabrook Project capacity is
approximately 140 megawatts .   The Company sells its share of
the electricity produced by the Seabrook Project in the wholesale electricity market, primarily in the Northeast United States. Great Bay does not have operational responsibility for the Seabrook Project. Instead, the daily operational and management responsibilities of the Seabrook Project are carried out by a Managing Agent, which is currently North Atlantic Energy Service Corporation ("NAESCO"), a wholly-owned subsidiary of Northeast Utilities.

	The Company's operating results and the comparability of these results on an interim and annual basis are directly impacted by the operations of the Seabrook Project, including the cyclical refueling outages (generally scheduled 18-24 months apart) as well as any unscheduled outages. During outage periods at the Seabrook Project, the Company has no electricity available for resale and consequently no revenues.

	The Company accrues reserves for the incremental costs of the scheduled outages over the periods between such scheduled outages. However, during outages, the Company continues to record the normal operating and maintenance expenses of the Seabrook Project as incurred. Accordingly, the Company will incur losses during scheduled outage periods as a result of the combination of a lack of revenues and the recognition of normal recurring operating and maintenance costs, as well as the continuing depreciation of the utility plant.

	A scheduled refueling outage for the Seabrook Project began on November 4, 1995 and is expected to extend to December 18, 1995. Based on the Seabrook Project budget for this scheduled outage, assuming that the duration of the outage is forty-five days and assuming that only refueling and routine maintenance is performed, the Company anticipates incurring a loss in the range of $3,700,000 in the fourth quarter of 1995 resulting from decreased revenues coupled with continuing operating and maintenance expenses and depreciation, as discussed above.

	The Company also incurs losses during unscheduled outage
periods due to decreased revenues and additional costs
associated with unscheduled outages as well as continuing
operating and  maintenance expenses and depreciation.   It is
not possible for the Company to predict the frequency or duration of future unscheduled outages; however, such outages will most likely occur.


    THIRD QUARTER OF FISCAL 1995 COMPARED TO THE THIRD QUARTER OF
                       FISCAL 1994

Results of Operation

	The third quarter of 1995 was the Company's third full quarter of operations since it emerged from bankruptcy on November 23, 1994. During this period the Company recorded a net loss of $1,332,000, as compared to a net loss of $3,237,000 recorded by the Predecessor Company during the third quarter of 1994. The net loss recorded for the quarter ended September 30, 1995 was primarily due to reduced capacity at the Seabrook Project as a result of the June 18, 1995 to July 5, 1995 unscheduled outage.
In contrast, the net loss for the quarter ended September 30, 1994 was primarily due to an outage from April 5, 1994 to July
31, 1994 which was the result of an unexpected extension of a scheduled refueling outage. The decreased net loss in the 1995 quarter as compared with the 1994 quarter was the result of increased sales and decreased operating expenses, primarily lower depreciation due to the write-down of the Company's
Seabrook Project assets to fair value upon its emergence from bankruptcy.


Operating Revenues

	Operating revenues increased by approximately 38.5% to $6,350,000 in the third quarter of 1995 as compared with $4,586,000 in the third quarter of 1994 . The increase was due to higher availability and production at the Seabrook Project, resulting from a reduction in the amount of scheduled and unscheduled outage time during the third quarter of 1995 as compared with the same period during 1994. During the third quarter of 1995, the average capacity factor at the Seabrook Project was 90.44% of the rated capacity versus an average capacity factor of 64.31% for the same period in 1994. Sales of electricity increased by approximately 40.6% to 278,606,000 kilowatt hours in 1995 as compared with 198,121,000 kilowatt hours in 1994. This increase in kWh sales during the third quarter of 1995 was partially offset by a reduction in the sales price per kWh received by the Company during the third quarter of 1995, as compared to the same period of 1994. During the third quarter of 1995 the sales price per kWh declined 4.6% to
2.27 cents per kWh as compared with 2.38 cents per kWh in the 1994 period.


Expenses

	Administrative and General expenses increased by 65.0% to $1,673,000 during the third quarter of 1995as compared with
$1,014,000 in the third quarter of 1994.  This increase
primarily   reflects the normal costs associated with the
ongoing management of the Company after its emergence from bankruptcy.

	Depreciation and amortization expenses decreased by 65.6% to $784,000 in the third quarter of 1995 as compared with $2,276,000 in the third quarter of 1994. This decrease was the result of a reduction in the depreciable value of the Company's investment in the Seabrook Project due to the write-down to fair value of all the Company's assets following its emergence from bankruptcy in November 1994.

	Taxes Other Than Income decreased by approximately 12.2% to $1,005,000 in the third quarter of 1995 as compared with $1,145,000 in the 1994 period. This decrease was primarily due to higher property tax accruals during the 1994 period.


Other

	Other income increased by 629% to $401,000 during the third quarter of 1995 as compared with $55,000 in the third quarter of 1994. This increase primarily reflects increased interest income as a result of the Company's significantly higher cash and investment balances in the current year.


  FIRST NINE MONTHS OF FISCAL 1995 COMPARED TO THE FIRST NINE
                  MONTHS OF FISCAL 1994


Results of Operation

	The Company recorded a net loss of $1,376,000 for the first nine months of 1995, as compared to a net loss of $13,505,000 recorded by the Predecessor Company during the first nine months of 1994. The net loss recorded for the period was due in part to an unscheduled outage at the Seabrook Project, from June 18, 1995 to July 5, 1995, which resulted in an estimated decrease in revenues for the period of approximately $1,537,000. In contrast, the net loss for the nine months ended September 30, 1994 was primarily due to an outage from April 5, 1994 to July
31, 1994 which was the result of an unexpected extension of a scheduled refueling outage. The decreased loss in the first nine months of 1995 as compared with the same period of 1994 was also the result of decreased operating expenses, primarily lower depreciation due to the write-down of the Company's Seabrook Project assets to fair value upon its emergence from bankruptcy.


Operating Revenues

	Operating revenues increased by approximately 119.8% to $20,759,000 in the first nine months of 1995 compared with $9,445,000 in the first nine months of 1994. The increase was primarily due to higher availability and production at the Seabrook Project resulting from a reduction in the amount of outage time during the first nine months of 1995 compared with the same period during 1994. During the first nine months of 1995, the average capacity factor at the Seabrook Project was 92.8% of the rated capacity versus an average capacity factor of 48.6% for the same period in 1994. The increase in revenue for the first nine months of 1995 was also due to a 1.7% increase in sales price per kWh to 2.44 cents per kWh in 1995, compared with
2.40 cents per kWh in the 1994 period.


Expenses

	Production expenses for the first nine months of 1995 decreased by 12.6% to $12,786,000 as compared with $14,631,000 in the
1994 period, despite increased power production during the 1995 period. This decrease was primarily the result of reduced maintenance expenses at the Seabrook Project during the1995 period compared with the 1994 period, during which an extended outage increased maintenance costs. The reduction in production expenses was also the result of reduced nuclear fuel costs during the first nine months of 1995 due to a revision in the fuel amortization rate adopted upon reorganization.

	Administrative and General expenses increased by 38.5% to $4,612,000 during the first nine months of 1995 as compared with $3,330,000 in the 1994 period. This increase primarily reflects the normal costs associated with the ongoing management of the Company after its emergence from bankruptcy.

	Depreciation and amortization expenses decreased by 66.3%to $2,304,000 in the first nine months of 1995 as compared with $6,827,000 in the 1994 period. This decrease was the result of a reduction in the depreciable value of the Company's investment in the Seabrook Project due to the write-down to fair value of all the Company's assets following its emergence from bankruptcy in November 1994.

	Taxes Other Than Income decreased by approximately 15.5% to $3,027,000 in the first nine months of 1995 as compared with $3,584,000 in the 1994 period. This decrease was primarily due to higher property tax accruals during the year earlier period.


Other

	Other income increased by 480% to $1,202,000 during the first nine months of 1995 as compared with $207,000 in the first nine months of 1994. This increase primarily reflects increased interest income as a result of the Company's significantly higher cash and investment balances in the current year.


Net Operating Losses

	For federal income tax purposes, as of December 31, 1994, the Company had net operating loss carryforwards ("NOLs") of approximately $139,400,000 which are scheduled to expire between 2005 and 2009. Because the Company has experienced one or more ownership changes within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation has been imposed on the ability of the Company to deduct the NOLs it generated prior to any date on which it experienced an ownership change. The Company believes that such annual limitation is approximately $5,500,000 and, accordingly, that the ability of the Company to utilize annually its NOLs and depreciation deductions attributable to its property and/or equipment will be substantially restricted.


Liquidity

	The Company's cash and short-term investments decreased approximately $82,000 during the first nine months of 1995. Principal factors affecting liquidity during the nine months ended September 30, 1995 included the operating loss discussed above plus $2,661,000 of capital expenditures for plant and nuclear fuel, payments of $643,000 to the decommissioning trust fund and payments of $2,385,000 for bankruptcy-related reorganization expenses.
Partially offsetting the items listed above were non-cash charges to income of $5,845,000 for depreciation and amortization and $1,589,000 for accrued outage costs.

	For the quarter ending December 31, 1995, the Company expects to use a significant amount of its cash and equivalents to fund its share of a planned refueling outage of approximately 45 days (assuming that the duration of the outage is forty-five days and assuming that only refueling and routine maintenance is performed, the decrease in cash and equivalents during the fourth quarter of 1995 is estimated to be in the range of $8,300,000). This outage will reduce revenues for such quarter and increase operating expenses and capital expenditures, primarily for nuclear fuel.

	The cash generated from electricity sales by the Company is and has been less than the Company's ongoing cash requirements. The
Company expects that it will continue to incur cash deficits until the prices at which it is able to sell its share of the electricity generated by the Seabrook Project increase, which may be a number of years, if ever. The Company intends to cover such deficits with its cash reserves, which totalled approximately $22,299,000 at September 30, 1995.


               PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

	(a)   	See Exhibit Index
	(b)   	There were no reports on Form 8-K submitted for the
       	three months ended September 30, 1995


                        SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                							GREAT BAY POWER CORPORATION
                                							/s/  John A. Tillinghast
                             							     John A. Tillinghast
                                 							     President
                        							     (Principal Financial Officer)


Dated:  November 14, 1995


                       EXHIBIT INDEX

Exhibit No.	         		Description	                        			Page Number

    10.1			Services Agreement, dated as of	November 3, 1995,
           by and between PECO	Energy Company and the Company.

    10.2 		Warrant Purchase Agreement, dated as of
       				November 3, 1995, by and between PECO
       				Energy Company and the Company.

     27				Financial Data Schedule.

     99				Press Release of the Company, dated
       				November 6, 1995, with respect to the
       				Services Agreement by and between PECO
       				Energy Company and the Company.

_________________________

(1)	Confidential treatment requested as to certain portions
which are indicated by	an asterisk and filed separately with the Securities and
Exchange Commission	with an Application for Confidential Treatment pursuant to
Rule 24b-2 promulgated	under the Securities Exchange Act of 1934, as amended.