Form 10-K405
period 1995-12-31
GREAT BAY POWER CORP
filed 1996-03-22
CIK 808277

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 0-25748

                            GREAT BAY POWER CORPORATION
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ---------------------------

NEW HAMPSHIRE                                  02-0396811
(STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)
20 LADD STREET
PORTSMOUTH, NEW HAMPSHIRE                      03801-4080
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (603) 433-8822
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of March 13, 1996, the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $21,199,344 based on the last reported sale price of the registrant's Common Stock on the Nasdaq National Market as of the close of business on March 13, 1996. There were 7,999,948 shares of Common Stock outstanding as of March 13, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                       PART OF FORM 10-K
                                                                           INTO WHICH
                               DOCUMENT                                   INCORPORATED
    ---------------------------------------------------------------  ----------------------
    Portions of the Registrant's Proxy Statement                     Items 10, 11, 12 & 13
    for the 1996 Annual Meeting of Stockholders                      of Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION

     Great Bay Power Corporation ("Great Bay" or the "Company") is a New Hampshire public utility whose principal asset is a 12.1% joint ownership interest in the Seabrook Nuclear Power Project (the "Seabrook Project") in Seabrook, New Hampshire. The Company sells its share of the electricity output of the Seabrook Project in the wholesale electricity market, primarily in the Northeast United States. Great Bay does not have operational responsibility for the Seabrook Project. The Company's share of the Seabrook Project capacity is approximately 140 megawatts ("MW"). Great Bay currently sells all but 10 MW of its share of the Seabrook Project capacity in the short-term market.

THE SEABROOK PROJECT

     The Seabrook Project is located on an 896 acre site in Seabrook, New Hampshire. It is owned by the Company and nine other utility companies, consisting of Northeast Utilities and its affiliates, The United Illuminating Company, Canal Electric Company, Massachusetts Municipal Wholesale Electric Company, Montaup Electric Company, New England Power Company, New Hampshire Electric Cooperative, Inc., Taunton Municipal Lighting Plant and Hudson Light & Power Department (together with the Company, the "Participants").

     Seabrook Unit 1 is a 1,150 MW nuclear-fueled steam electricity generating station. It employs a four loop, pressurized water reactor and support auxiliary systems designed by the Westinghouse Electric Company. The reactor is housed in a steel-lined reinforced concrete containment structure and a concrete containment enclosure structure. Reactor cooling water is obtained from the Atlantic Ocean through a 17,000 foot long intake tunnel and returned through a 16,500 foot long discharge tunnel. The station has a remaining expected service life of 30 years. Seabrook Unit 1 transmits its generated power to the New England 345 kilovolt transmission grid, a major network of interconnecting lines covering New England, through three separate transmission lines emanating from the station. On March 15, 1990, the Joint Owners of Seabrook Unit 1 received from the Nuclear Regulatory Commission (the "NRC") a full power operating license which authorizes operation of Seabrook Unit 1 until October 2026. Commercial operation of Seabrook Unit 1 commenced on August 19, 1990. Management believes that Seabrook Unit 1 is in good condition.

     Since the Seabrook Project was originally designed to consist of two generating units, the Company also owns a 12.1% joint ownership interest in Seabrook Unit 2, to which it has assigned no value. On November 6, 1986, the joint owners of the Seabrook Project, recognizing that Seabrook Unit 2 had been canceled in 1984, voted to dispose of Unit 2. Certain assets of Seabrook Unit 2 have been and are being sold from time to time to third parties. The Participants are currently considering plans regarding disposition of Seabrook Unit 2, but such plans have not yet been finalized and approved. The Company is unable to estimate the costs for which it will be responsible in connection with the disposition of Seabrook Unit 2. Because Seabrook Unit 2 was never completed or operated, costs associated with its disposition will not include any amounts for decommissioning. The Company currently pays its share of monthly expenses required to preserve and protect the value of the Seabrook Unit 2 components.

JOINT OWNERSHIP OF SEABROOK

     The Company and the other Participants are parties to an Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units dated May 1, 1973, as amended (the "JOA"). The JOA establishes the respective ownership interests of the Participants in the Seabrook Project and defines their responsibilities with respect to the ongoing operation, maintenance and decommissioning of the Seabrook Project. In general, all ongoing costs of the Seabrook Project are divided proportionately among the Participants in accordance with their ownership interests in the Seabrook Project. Each Participant is only liable for its share of the Seabrook Project's costs and not liable for any other Participant's share. The Company's joint ownership interest of 12.1% is the third largest interest among the Participants, exceeded only by the approximately 40% interest held by Northeast Utilities and its affiliates and the 17.5% interest held by The United Illuminating Company.

     A Participant may sell any portion of its ownership interest to any entity that is engaged in the electric utility business in New England. Before such sale, however, such selling Participant must give certain other Participants the right of first refusal to purchase the interest on the same terms. Any Participant may transfer, free from the foregoing right of first refusal, any portion of its interest (a) to a wholly-owned subsidiary, (b) to another company in the same holding company system or a construction trust for the benefit of the transferor or another company in the same holding company system, or (c) in connection with a merger, consolidation or acquisition of the assets of such Participant.

     The JOA provides for a Managing Agent to carry out the daily operational and management responsibilities of the Seabrook Project. The current Managing Agent, appointed on June 29, 1992, is North Atlantic Energy Service Corporation ("NAESCO"), a wholly-owned subsidiary of Northeast Utilities. Northeast Utilities, in conjunction with certain of its affiliates, holds the largest joint ownership interest, as described above. Certain material decisions regarding the Seabrook Project are made by an Executive Committee consisting of the chief executive officers of certain of the Participants or their designees. There are currently five members of the Executive Committee. The Executive Committee acts by majority vote of its members, although any action of the Executive Committee may be modified by vote of 51% of the ownership interests. The Company does not have a representative on the Executive Committee. Under the JOA, the appointment of the managing agent of the Seabrook Project may only be made by a majority in interest of the Participants.

BANKRUPTCY PROCEEDING AND REORGANIZATION

     The Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Hampshire (the "Bankruptcy Court") on February 28, 1991. It conducted its business as a Debtor in Possession until November 23, 1994, at which time the Company's First Amendment to the First Modified Plan dated September 9, 1994 (the "Amended Plan") became effective and the Company emerged from Chapter 11. Financing for the Amended Plan was provided by affiliates of Omega Advisors, Inc. and by Elliott Associates, L.P. (collectively, the "Investors"). At the time the Company emerged from Chapter 11, the Investors purchased 4,800,000 shares of the Company's Common Stock for $35,000,000.

CURRENT BUSINESS

     The business of Great Bay consists of the management of its joint ownership interest in the Seabrook Project and the sale in the wholesale power market of its share of electricity produced by the Seabrook Project. Great Bay does not have operational responsibility for the Seabrook Project. To date, the Company has entered into one long-term power contract for approximately 10 MW of Great Bay's share of the Seabrook Project capacity. The Company's business strategy is to seek purchasers, either in the short-term market or pursuant to medium or long-term contracts, for its share of the Seabrook Project electricity output at prices in excess of the prices currently available in the short-term market since sales at current short-term prices result in revenues which are less than the Company's cash requirements for operations, maintenance and capital expenditures.

     The Company is currently considering reorganizing into a holding company structure pursuant to which the Company would become a wholly-owned subsidiary of a holding company. Such a structure would permit the holding company to engage in business activities, through subsidiaries other than the Company, from which the Company is prohibited from engaging because of its status as an Exempt Wholesale Generator ("EWG") under the Public Utility Holding Company Act of 1935. The Company is also subject to regulation by the New Hampshire Public Utilities Commission (the "NHPUC") as a New Hampshire public utility. Many transactions by the Company are subject to approval by the NHPUC. While the activities of the Company would continue to be subject to such regulation, the activities of the holding company would not be.

MARKETING

     The Company and PECO Energy Company ("PECO") entered into a Services Agreement dated as of November 3, 1995 (the "PECO Services Agreement"), pursuant to which PECO was appointed as the Company's exclusive agent to market and sell the Company's uncommitted portion of electricity generated by the Seabrook Project. Proceeds from the sale of the Company's electricity together with reservation fees payable by PECO to the Company will be shared between the Company and PECO in accordance with formulas set forth in the PECO Services Agreement.

     The PECO Services Agreement became effective on December 31, 1995, and has an initial term of two years. The term will be automatically extended for one additional year (to December 31, 1998) if PECO exercises the PECO Warrant to purchase the Warrant Shares, described below. At any time prior to the Warrant Expiration Date (as defined below), the Company is entitled to terminate the PECO Services Agreement; however, if the PECO Services Agreement is so terminated, the Company will be required to refund to PECO the $1,000,000 purchase price for the Warrant plus interest.

     At the time that the Company entered into the PECO Services Agreement, the Company and PECO entered into a Warrant Purchase Agreement, dated November 3, 1995, pursuant to which on February 15, 1996, PECO purchased a warrant (the "PECO Warrant") from the Company for $1,000,000. The PECO Warrant entitles PECO to purchase 420,000 shares of the Company's Common Stock (the "Warrant Shares") at an exercise price of the higher of (1) $9.75 per share, or (2) the highest trading price per share of the Company's Common Stock prior to the expiration date of the PECO Warrant. The $1,000,000 purchase price for the PECO Warrant will be credited toward the aggregate exercise price of the PECO Warrant upon exercise. If PECO does not exercise the PECO Warrant, the purchase price for the PECO Warrant is wholly or partially refundable only if the Company terminates the PECO Services Agreement for convenience prior to the Warrant Expiration Date or if PECO exercises certain of its rights to terminate the PECO Services Agreement. The PECO Warrant expires on September 30, 1996 (the "Warrant Expiration Date") unless extended because the Seabrook Project fails to maintain a 60% capacity factor for the first 9 months of 1996, in which case the Warrant Expiration Date will be extended until the earlier of such time as the Seabrook Project's rolling 12-month capacity factor equals or exceeds 60% or December 31, 1997.

     From November 23, 1994 to December 31, 1995, UNITIL Resources, Inc. ("URI"), a wholly owned subsidiary of UNITIL Company ("UNITIL") marketed the Company's energy. The Company paid URI commissions for sales of power plus reimbursement for URI's time. The amount of the commission varied based on the length of the power sale contracts and prices obtained. For the year ended December 31, 1995, the Company paid $333,138 for services rendered pursuant to this marketing agreement with URI. The marketing agreement with URI terminated as of December 31, 1995.

     The Company currently sells most of its power to utility companies located in the Northeast United States in the short-term wholesale power market. Great Bay is currently not dependent on any single customer because many utilities and marketers are willing to buy the Company's share of electricity from the Seabrook Project at substantially the same price. Prices in the short-term market are typically higher during the summer and winter because the demand for electrical power is higher during these periods in the Northeast United States. Sales of power to UNITIL Power Corporation ("UNITIL Power"), a wholly owned subsidiary of UNITIL, accounted for more than 10% of the Company's revenues during 1995. See "Power Purchase Agreements."

POWER PURCHASE AGREEMENTS

     The Company is a party to a power agreement, dated as of April 1, 1993 (the "UNITIL Power Purchase Agreement"), with UNITIL Power Corp. ("UNITIL Power"), a wholly-owned subsidiary of UNITIL, which provides for the Company to sell to UNITIL Power approximately 10 MW of power. The UNITIL Power Purchase Agreement commenced on May 1, 1993 and runs through October 31, 2010. During the first year of this term, the price of power under the UNITIL Power Purchase Agreement was 5.0 cents per kilowatt-hour ("kWh"). Thereafter, the price is subject to increase in accordance with a formula which provides for adjustments at less than the actual rate of inflation. UNITIL Power has an option to extend the UNITIL Power Purchase Agreement for an additional 12 years until 2022.

     The UNITIL Power Purchase Agreement is front-end loaded whereby UNITIL Power pays higher prices, on an inflation adjusted basis, in the early years of the Agreement and lower prices in later years. The amount of the excess paid by UNITIL Power in the early years of the UNITIL Power Purchase Agreement is quantified in a "Balance Account" which increases annually to $4.1 million in 1998, then decreases annually, reaching zero in 2001. If the UNITIL Power Purchase Agreement terminates prior to its scheduled termination, and if at that time there is a positive amount in the Balance Account, the Company is obligated to refund that amount to UNITIL Power.

     To secure the obligations of the Company under the UNITIL Power Purchase Agreement, including the obligation to repay to UNITIL Power the amount of the Balance Account, the UNITIL Power Purchase Agreement grants UNITIL Power a mortgage on the Company's interest in the Seabrook Project. This mortgage may be subordinated to first mortgage financing of up to a maximum amount of $80,000,000. The UNITIL Power Purchase Agreement further provides that UNITIL Power's mortgage will rank pari passu with other mortgages that may hereafter be granted by the Company to other purchasers of power from the Company to secure similar obligations, provided that (i) the maximum amount of indebtedness secured by the first mortgage on the Seabrook Interest may not exceed $80,000,000 and (ii) the combined total of all second mortgages on the Seabrook Interest may not exceed the sum of (a) $80,000,000 less the total amount of the Company's debt then outstanding which is secured by a first mortgage plus (b) $57,000,000.

     In addition to the UNITIL Power Purchase Agreement, the Company also has entered into an option agreement with UNITIL Power (the "Power Purchase Option Agreement") under which the Company has granted UNITIL Power the option to purchase, during the period from November 1, 1998 through October 31, 2018, approximately 15 MW of electricity at a price equal to 6.5 cents per kWh, subject to adjustment in accordance with a formula. UNITIL Power is required to exercise its option under the Power Purchase Option Agreement on or before the earlier of (i) October 31, 1996, or (ii) 30 days after the first date on which the Company is prepared to commit to sell, for a minimum of 10 years, all or any part of the last remaining 15 MW of the Company's share of power generated by the Seabrook Project. Based on the current market conditions, the Company believes that it is unlikely that UNITIL Power will exercise this option under the Power Purchase Option Agreement.

     The Company has also entered into a Purchased Power Agreement, dated as of March 2, 1995 (the "Freedom Purchased Power Agreement"), with Freedom Energy Company ("Freedom Energy") pursuant to which the Company agreed to sell to Freedom Energy, subject to the satisfaction of certain material conditions precedent, up to 20 MW of power at an initial price of approximately 4.5 cents per kWh. The Freedom Purchased Power Agreement is subject to the receipt by Freedom Energy of all necessary regulatory approvals, including approval from the NHPUC to operate as a utility and to sell electricity directly to end-users and approval by the Federal Energy Regulatory Commission ("FERC") of the rates specified in the agreement. In addition, the agreement is subject to the entry by Freedom Energy into an agreement with Public Service Company of New Hampshire ("PSNH") for transmission services. The Company has the right, which it has not exercised, to terminate the Freedom Purchased Power Agreement since these conditions were not satisfied by February 28, 1996. Freedom Energy has petitioned the NHPUC for permission to sell electric power directly to end-users located in the franchise service area of PSNH, but it is not currently authorized to operate as an electric utility. The Company is unable to predict whether Freedom Energy will obtain the necessary approvals or customers to purchase electricity from the Company.

     The Company is also a party to a Purchased Power Agreement, dated November 9, 1995 (the "Bangor Purchased Power Agreement"), with Bangor Hydro-Electric Company ("Bangor Hydro") pursuant to which Bangor Hydro agreed to purchase from the Company, subject to increase or reduction under certain circumstances, 10 MW of electricity during the months of January through March 1996 and for the months of November 1996 through March 1997 and November 1997 through March 1998. Pursuant to the Bangor Purchased Power Agreement, the Company also granted to Bangor Hydro an option to purchase from the

Company up to 10 MW of electricity for the months of November 1998 through March 1999 and November 1999 through March 2000.

COMPETITION

     The Company sells its share of Seabrook electricity into the wholesale electricity market in the Northeast United States. There are a large number of suppliers to this market and a surplus of capacity, resulting in intense competition. A primary source of competition comes from traditional utilities, many of which presently have excess capacity. In addition, non-utility wholesale generators of electricity, such as independent power producers ("IPPs"), Qualifying Facilities ("QFs") and EWGs, a new class of non-utility generators established by the Energy Policy Act of 1992 (the "Energy Act"), as well as power marketers and brokers, actively sell electricity in this market.

     The Company may face increased competition, primarily based on price, from all the foregoing sources in the future. The Company believes that it will be able to compete effectively in the wholesale electricity market because of the current low cost of electricity generated by the Seabrook Project in comparison with existing alternative sources and the reduction of the Company's capital costs resulting from the implementation of the Chapter 11 reorganization plan. In addition, the Company believes that the commitment by PECO to provide back-up power under the PECO Services Agreement, as well as PECO's marketing capabilities, will favorably affect the Company's competitive position.

NEPOOL

     The Company is a party to the New England Power Pool ("NEPOOL") Agreement (the "NEPOOL Agreement") and is a member of NEPOOL. NEPOOL is open to all investor-owned, municipal and cooperative electric utilities in New England that are connected to the New England power grid. Effective November 13, 1995, the NEPOOL Agreement was amended to permit broader membership and participation in NEPOOL by power marketers and other non-utilities that transact business in the bulk power market in New England. The NEPOOL Agreement provides for coordinated planning of future facilities as well as the operation of nearly 100% of existing generating capacity in New England and of related transmission facilities as if they were one system. The NEPOOL Agreement imposes on its participants obligations concerning generating capacity reserves and the right to use major transmission lines. On occasions when one or more transmission lines are out of service, the quantity of power being produced by then operating generation plants may exceed the quantity of power that can be carried safely by the transmission system. In such instances, one or more generation plants may be taken off-line by NEPOOL. To date, the Seabrook Project has not been taken off-line in these instances. The Company believes that it is unlikely that the Seabrook Project would be taken off-line in such instances because NEPOOL prefers to take off-line non-nuclear plants which are less complex and less difficult to schedule than nuclear units.

     The NEPOOL agreement also provides for central dispatch of the generating capacity of NEPOOL members with the objective of achieving economical use of the region's facilities. Pursuant to the NEPOOL Agreement, interchange sales (purchases from or sales to the pool by a NEPOOL member) are made at prices approximately equal to the fuel cost for generation without contribution to the support of fixed charges, if NEPOOL has the right to schedule delivery of the power. On rare occasions, unscheduled power is delivered, or "dumped," to the pool, for which no payment is made by NEPOOL. The Company does not expect to "dump" power to NEPOOL. NEPOOL members also jointly schedule generation plant maintenance to avoid capacity shortages in the NEPOOL area. The number of generation plants undergoing maintenance at any time affects the cost of replacement power in the market. Thus, the Company's operating revenues and costs are affected to some extent by the operations of plants of other members.

NUCLEAR POWER, ENERGY AND UTILITY REGULATION

     The Seabrook Project and the Company, as part owner of a licensed nuclear facility, are subject to the broad jurisdiction of the NRC, which is empowered to authorize the siting, construction and operation of nuclear reactors after consideration of public health and safety, environmental and antitrust matters. The

Company has been, and will be, affected to the extent of its proportionate share by the cost of any such requirements made applicable to Seabrook Unit 1.

     The Company is also subject to the jurisdiction of the FERC under Parts II and III of the Federal Power Act and, as a result, is required to file with FERC all contracts for the sale of electricity. FERC has the authority to suspend the rates at which the Company proposes to sell power, to allow such rates to go into effect subject to refund and to modify a proposed or existing rate if FERC determines that such rate is not "just and reasonable." FERC's jurisdiction also includes, among other things, the sale, lease, merger, consolidation or other disposition of facilities, interconnection of certain facilities, accounts, service and property records.

     Because it is an EWG, the Company is not subject to the jurisdiction of the Securities and Exchange Commission (the "Commission") under the Public Utility Holding Company Act of 1935. In order to maintain its EWG status, the Company must continue to engage exclusively in the business of owning and/or operating all or part of one or more "eligible facilities" and to sell electricity only at wholesale (i.e., not to end users). An "eligible facility" is a facility used for the generation of electric energy exclusively at wholesale or used for the generation of electric energy and leased to one or more public utility companies. The term "facility" may include a portion of a facility. In the case of the Company, its 12.1% joint ownership interest in the Seabrook Project comprises an "eligible facility."

     The Company is subject to regulation by the NHPUC in many respects including the issuance of securities, the issuance of debt, contracts with affiliates, forms of accounts, transfers of utility properties, mortgaging of utility property and other matters. The NHPUC does not regulate rates charged for sales of electricity at wholesale.

     The NHPUC and the utilities regulatory authorities and state legislatures of several other states in which the Company sells electricity are considering a range of proposals relating to the deregulation of the utilities industry. It is not possible to predict what steps will be taken by these authorities and legislatures or their impact on the Company.

NUCLEAR POWER ISSUES

     Nuclear units in the United States have been subject to widespread criticism and opposition, which has led to construction delays, cost overruns, licensing delays and other difficulties. Various groups have sought to prohibit the completion and operation of nuclear units and the disposal of nuclear waste by litigation, legislation and participation in administrative proceedings. The Seabrook Project was the subject of significant public controversy during its construction and licensing and remains controversial. An increase in public concerns regarding the Seabrook Project or nuclear power in general could adversely affect the operating license of Seabrook Unit 1. While the Company cannot predict the ultimate effect of such controversy, it is possible that it could result in a premature shutdown of the unit.

     In the event of a permanent shutdown of any unit, NRC regulations require that it be completely decontaminated of any residual radioactivity. While the owners of the Seabrook Project are accumulating a trust fund to pay decommissioning costs, if these costs exceed the amount of the trust fund, the owners (including the Company) will be liable for the excess.

NUCLEAR RELATED INSURANCE

     In accordance with the Price Anderson Act, the limit of liability for a nuclear-related accident is approximately $8.9 billion, effective November 18, 1994. The primary layer of insurance for this liability is $200 million of coverage provided by the commercial insurance market. The secondary coverage is approximately $8.7 billion, based on the 110 currently licensed reactors in the United States. The secondary layer is based on a retrospective premium assessment of $79.3 million per nuclear accident per licensed reactor, payable at a rate not exceeding $10 million per year per accident and a maximum of $20 million per year. In addition, the retrospective premium is subject to inflation based indexing at five year intervals and, if the sum of all public liability claims and legal costs arising from any nuclear accident exceeds the maximum amount of financial protection available, then each licensee can be assessed an additional 5% ($3.775 million) of the maximum retrospective assessment. With respect to the Seabrook Project, the Company would be obligated to pay its ownership share of any assessment resulting from a nuclear incident at any United States nuclear generating facility. The Company estimates its maximum liability per incident currently would be an aggregate amount of approximately $9.59 million per accident, with a maximum annual assessment of about $1.21 million per incident, per year.

     In addition to the insurance required by the Price Anderson Act, the NRC regulations require licensees, including the Seabrook Project, to carry all risk nuclear property damage insurance in the amount of at least $1.06 billion, which amount must be dedicated, in the event of an accident at the reactor, to the stabilization and decontamination of the reactor to prevent significant risk to the public health and safety.

     During 1995, the Company purchased business interruption insurance from Nuclear Electric Insurance Limited ("NEIL"). This policy is in effect from December 22, 1995 until September 15, 1996 and provides for the payment of a fixed weekly loss amount of $520,000 in the event of an outage at the Seabrook Project of more than 21 weeks resulting from property damage occurring from a "sudden fortuitous event, which happens by chance, is unexpected and unforeseeable." The maximum amount payable to the Company is $70.3 million. Under the terms of the policy, the Company is subject to a potential retrospective premium adjustment of up to approximately $650,000 should NEIL's board of directors deem that additional funds are necessary to preserve the financial integrity of NEIL. Since NEIL was founded in 1980, there has been no retrospective premium adjustment; however, there can be no assurance that NEIL will not make retrospective adjustments in the future. The liability for this retrospective premium adjustment ceases six years after the end of the policy unless prior demand has been made.

NUCLEAR FUEL

     The Seabrook Project's joint owners have made, or expect to make, various arrangements for the acquisition of uranium concentrate, the conversion, enrichment, fabrication and utilization of nuclear fuel and the disposition of that fuel after use. Many of these arrangements are pursuant to multi year contracts with concentrate or services providers. Based on the Seabrook Project's existing contractual arrangements, the Company believes that the Seabrook Project has available or under supply contract sufficient nuclear fuel for operations through approximately 2001. The next refueling, based on NAESCO's expectation for fuel consumption, is currently scheduled for June 1997. Uranium concentrate and conversion, enrichment and fabrication services currently are available from a variety of sources. The cost of such concentrate and such services varies based upon market factors.

NUCLEAR WASTE DISPOSAL

     Costs associated with nuclear plant operations include amounts for disposal of nuclear wastes, including spent fuel, as well as for the ultimate decommissioning of the plants. Under the Nuclear Waste Policy Act of 1982 (the "NWPA"), the United States Department of Energy (the "DOE") is required (subject to various contingencies) to design, license, construct and operate a permanent repository for high level radioactive wastes and spent nuclear fuel and establish prescribed fees for the disposal of such waste and fuel. The NWPA specifies that the DOE provide for the disposal of such waste and spent nuclear fuel starting in 1998.

     The owners of the Seabrook Project have entered into contracts with the DOE for disposal of spent nuclear fuel in accordance with the NWPA. In return for payment of the prescribed fees, the federal government is to take title to and dispose of the Seabrook Project's high level wastes and spent nuclear fuel beginning no later than 1998. However, the DOE has announced that its first high level waste repository will not be in operation earlier than 2010, notwithstanding the DOE's statutory and contractual responsibility to begin disposal of high-level radioactive waste and spent fuel, beginning not later than January 31, 1998.

     Until the federal government begins receiving such materials in accordance with the NWPA, operating nuclear generating units such as the Seabrook Project will need to retain high level wastes and spent fuel on-site or make other provisions for their storage. The Company has been advised by the Managing Agent that on-site storage facilities for the Seabrook Project are expected to be adequate until at least 2010.

     Disposal costs for low-level radioactive wastes ("LLW") that result from normal operation of nuclear generating units have increased significantly in recent years and are expected to continue to rise. The cost increases are functions of increased packaging and transportation costs and higher fees and surcharges charged by the disposal facilities. Pursuant to the Low-Level Radioactive Waste Policy Act of 1980, each state was responsible for providing disposal facilities for LLW generated within the state and was authorized to join with other states into regional compacts to jointly fulfill their responsibilities. However, pursuant to the Low-Level Radioactive Waste Policy Amendments Act of 1985, each state in which a currently operating disposal facility is located (South Carolina, Nevada and Washington) is allowed to impose volume limits and a surcharge on shipments of LLW from states that are not members of the compact in the region in which the facility is located. On June 19, 1992, the United States Supreme Court issued a decision upholding certain parts of the Low-Level Radioactive Waste Policy Amendments Act of 1985, but invalidating a key provision of that law requiring each state to take title to LLW generated within that state if the state fails to meet federally-mandated deadlines for siting LLW disposal facilities. The decision has resulted in uncertainty about states' continuing roles in siting LLW disposal facilities and may result in increased LLW disposal costs and the need for longer interim LLW storage before a permanent solution is developed.

     In April 1995, a privately owned facility in Utah was approved as a disposal facility for certain types of LLW. Additionally, the Barnwell, South Carolina disposal facility was reopened in July 1995 to all states except North Carolina as a result of legislation passed by the South Carolina legislature. The Seabrook Project began shipping certain LLW to the Utah facility in December 1995. All LLW generated by the Seabrook Project which exceeds the maximum radioactivity level of LLW accepted by the Utah facility and LLW resulting from the Seabrook Project's operation prior to that date is stored on-site.

DECOMMISSIONING

     NRC licensing requirements and restrictions are also applicable to the decommissioning of nuclear generating units at the end of their service lives, and the NRC has adopted comprehensive regulations concerning decommissioning planning, timing, funding and environmental review. Any changes in NRC requirements or technology can increase estimated decommissioning costs.

     Along with the other Participants, the Company is responsible for its pro rata share of the decommissioning and cancellation costs for Seabrook. The decommissioning funding schedule is determined by the New Hampshire Nuclear Decommissioning Financing Committee (the "NDFC"). The NDFC reviews the decommissioning funding schedule for the Seabrook Project at least annually and, for good cause, may increase or decrease the amount of the funds or alter the funding schedule. The Company pays its share of decommissioning costs on a monthly basis.

     The estimated cost to decommission the Seabrook Project, based on a study performed in 1994 for the lead owner of the Plant, is approximately $414 million in 1995 dollars and $2.1 billion in 2026 dollars, assuming a 36-year life for the facility and a future escalation rate of 4.25%. Based on this estimate, the current value of the Company's share of this liability in 1995 dollars is approximately $50.2 million.

     The Seabrook Project's decommissioning estimate and funding schedule is subject to review each year by the New Hampshire Nuclear Decommissioning Finance Committee ("NDFC"). The review of the 1996 estimate and funding schedule by the NDFC is currently scheduled for May 1996. Although the owners of the Seabrook Project are accumulating funds in an external trust to defray decommissioning costs, these costs could substantially exceed the value of the trust fund, and the owners, including the Company, would remain liable for the excess.

     On November 15, 1992 , the Company, the Bondholder's Committee and the Predecessor's former parent, Eastern Utilities Associates ("EUA") entered into a settlement agreement which resolved certain proceedings against EUA brought by the Bondholder's Committee. Under the settlement agreement EUA reaffirmed its guarantee in an amount not to exceed $10 million of the Company's future decommissioning costs of Seabrook Unit 1 in the event that the Company is unable to pay its share of such decommissioning costs.

ENVIRONMENTAL REGULATION

     The Seabrook Project, like other electric generating stations, is subject to standards administered by federal, state and local authorities with respect to the siting of facilities and associated environmental factors. The United States Environmental Protection Agency (the "EPA"), and certain state and local authorities, have jurisdiction over releases of pollutants, contaminants and hazardous substances into the environment and have broad authority in connection therewith, including the ability to require installation of pollution control devices and remedial actions. The NRC has promulgated a variety of standards to protect the public from radiological pollution caused by the normal operation of nuclear generating facilities.

     The EPA issued a National Pollutant Discharge Elimination System permit, valid for a period of five years, to NAESCO on October 30, 1993 authorizing discharges from Seabrook Station into the Atlantic Ocean and the Browns River in accordance with limitations, monitoring requirements and conditions specified in the permit. On August 31, 1994, the New Hampshire Department of Environmental Services issued to NAESCO permits to operate two auxiliary boilers and two emergency diesel generators in accordance with New Hampshire RSA 125-C. These permits, which are effective until August 31, 1997, prescribe limits for the emission of air pollutants into the ambient air as well as record keeping and other reporting criteria.

     In some environmental areas, the NRC and the EPA have overlapping jurisdiction. Thus, NRC regulations are subject to all conditions imposed by the EPA and a variety of federal environmental statutes, including obtaining permits for the discharge of pollutants (including heat, which is discharged by the Seabrook Project) into the nation's navigable waters. In addition, the EPA has established standards, and is in the process of reviewing existing standards, for certain toxic air pollutants, including radionuclides, under the Clean Air Act which apply to NRC-licensed facilities. The effective date for the new EPA radionuclide standards has been stayed as applied to nuclear generating units. Environmental regulation of the Seabrook Project may result in material increases in capital and operating costs, delays or cancellation of construction of planned improvements, or modification or termination of operation of existing facilities.

ENERGY POLICY ACT

     The Energy Act addresses many aspects of national energy policy and includes important changes for electric utilities and registered holding companies. For example, the Energy Act grants FERC new authority to mandate transmission access for QFs, EWGs and traditional utilities. It is not possible to predict the impact which the Energy Act and the rules and regulations which will be promulgated by various regulatory agencies pursuant to the Energy Act will have on the Company. It is also not possible to predict the timing or content of future energy policy legislation and the significance of such legislation to the Company. Various issues not addressed by the Energy Act, including regional planning and transmission arrangements, could be addressed in future legislation.

EMPLOYEES AND MANAGEMENT

     The Company has only two employees, its President, John A. Tillinghast, and its Vice President and General Counsel, Frank W. Getman Jr. See "Executive Officers" below. A Management and Administrative Services Agreement was in effect during 1995 between the Company and URI which provided for URI to provide a full range of services to the Company including management, accounting and bookkeeping, budgeting and regulatory compliance. Under the Management and Administrative Services Agreement with URI, the Company paid URI $225,000 per year for senior executive management services and reimbursed day-to-day operational services at URI's cost plus 25%. The Company terminated this agreement effective January 2, 1996. The Company has assumed responsibility for many of the services previously provided by URI. Certain administrative functions, including accounting and bookkeeping, continue to be provided to the Company by other parties, but the Company expects to assume control of these functions by the end of the second quarter of 1996.

ITEM 2.  PROPERTIES.

     The Company's principal asset is its 12.1% joint ownership interest in the Seabrook Project. The Seabrook Project is a nuclear-fueled, steam electricity, generating plant located in Seabrook, New Hampshire, which was planned to have two Westinghouse pressurized water reactors, Seabrook Unit 1 and Seabrook Unit 2 (each with a rated capacity of 1,150 megawatts), utilizing ocean water for condenser cooling purposes. Seabrook Unit 1 entered commercial services on August 19, 1990. Seabrook Unit 2 has been canceled. See "Item 1. Business -- The Seabrook Project."

ITEM 3.  LEGAL PROCEEDINGS.

     The Company filed applications for abatement of its 1994 property taxes with the Towns of Seabrook, Hampton and Hampton Falls, New Hampshire (the "New Hampshire Towns"). Each of the New Hampshire Towns denied the Company's abatement requests. On December 22, 1994 with respect to Hampton and Hampton Falls and February 18, 1995 with respect to Seabrook, the Company filed appeals with the Board of Land and Tax Appeals (the "1994 Tax Appeals"). The Company believes that the New Hampshire Towns significantly overvalued the Company's interest in the Seabrook Project. The 1994 Tax Appeals are presently pending and the Company is unable to predict the outcome.

     In December 1995, the Town of Seabrook, New Hampshire (the "Town of Seabrook") issued a bill for property taxes for the second half of 1995 to North Atlantic Energy Corp., et al. The Town of Seabrook informed the Company that it believed the Company's share of this bill was equal to $1,293,000. The Company did not pay the bill because the Company believes that the Town of Seabrook's assessment of the Company's interest in the Seabrook Project is overstated and because the bill fails to recognize the Company as an independent taxpayer with a separately assessed and valued parcel of real estate. While the Company refused to pay the December property tax bill, the Company has accrued the full $1,293,000 liability related to the bill. A Notice of Lien will be issued by the Town of Seabrook if the Company does not pay the bill by March 22, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

  Executive Officers of the Registrant


     The following table sets forth the names and ages of, and the positions and offices with the Company as of February 29, 1996 held by, all executive officers of the Company:

               NAME                  AGE                          POSITION
-----------------------------------  ---     --------------------------------------------------
John A. Tillinghast................  68      Chief Executive Officer, President, Treasurer and
                                             Chairman of the Board of Directors
Frank W. Getman, Jr................  32      Vice President, Secretary and General Counsel

     Mr. Tillinghast has served as Chief Executive Officer, President, Treasurer and a director of the Company since November 23, 1994. Since 1987, Mr. Tillinghast has served as President and the sole stockholder of Tillinghast Technology Interests, Inc. ("TILTEC"), a private consulting firm that provides services to various corporations relative to cogeneration, alternative energy projects, third party power generation and general restructuring of the U.S. utility industry. In addition, from 1986 to 1993, Mr. Tillinghast served as Chairman of the Energy Engineering Board of the National Academy of Sciences. He holds an M.S. in Mechanical Engineering from Columbia University.

     Mr. Getman has served as Vice President, Secretary and General Counsel since August 1, 1995. From September 1991 to August 1995, Mr. Getman was an attorney with the law firm of Hale and Dorr, Boston, Massachusetts. Mr. Getman holds J.D. and M.B.A. degrees from Boston College and a B.A. in Political Science from Tufts University.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     From January 27, 1995 to April 17, 1995, the Company's Common Stock traded on the Nasdaq over-the-counter market and was quoted on the Nasdaq OTC Bulletin Board. Transfers occurred infrequently and at a low volume level. During this period, the low and high prices at which transactions in the Company's Common Stock occurred on the Nasdaq OTC Bulletin Board were $7.12 and $9.00 per share, respectively. These prices may have reflected inter-dealer prices, without retail mark-ups, mark downs or commissions, and may not have necessarily represented actual transactions.

     The Company's Common Stock commenced trading on the Nasdaq National Market
("NNM") on April 18, 1995 under the symbol "GBPW". Following are the reported high and low sales prices of the Company's Common Stock on the NNM as reported daily in the Wall Street Journal for each quarter in 1995 since the Company's
Common Stock commenced trading on the NNM:

                                                                                 1995
                                                                             ------------
                                                                             HIGH     LOW
                                                                             ----     ---
    Second quarter (beginning April 18, 1995)..............................   9 3/4   7
    Third quarter..........................................................   9       7 3/4
    Fourth quarter.........................................................   9 1/4   6 3/4

     As of December 31, 1995, the Company had 73 holders of record of its Common Stock.

     The Company has never paid cash dividends on the Common Stock. The Company currently expects that it will retain all of its future earnings and does not anticipate paying a dividend in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA

     The following table sets forth selected financial data and other operating information of the Company. The selected financial data presented below for periods subsequent to November 23, 1994 give effect to the consummation of the Company's Reorganization Plan and to the adoption of fresh start reporting by the Company as of that date in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code". Accordingly, periods prior to November 23, 1994 have been designated "Predecessor Company" or the "Predecessor" and periods subsequent to November 23, 1994 have been designated "Reorganized Company" or the "Company". Selected balance sheet and statement of income (loss) data of the Predecessor Company periods are not comparable to those of the Reorganized Company periods and a line has been drawn in the tables to separate the Predecessor financial data from the Company financial data.

     The following data presents (i) selected financial data of the Reorganized Company as of December 31, 1995 and the period from November 24, 1994 to December 31, 1994 and (ii) selected financial data of the Predecessor Company for the period from January 1, 1994 to November 23, 1994 and for each of the three years in the period ended December 31, 1993. The information below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements, including the notes thereto, contained elsewhere in this Report.

                            SELECTED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)
                                         REORGANIZED                            PREDECESSOR
                                           COMPANY                                COMPANY
                                     -------------------     -------------------------------------------------
                                         NOVEMBER 24                             JANUARY 1
                                             TO                                     TO
                                         DECEMBER 31                            NOVEMBER 23
                                     -------------------     -------------------------------------------------
                                        DECEMBER 31,                 FOR THE YEARS ENDED DECEMBER 31,
                                     -------------------     -------------------------------------------------
                                       1995       1994         1994        1993        1992            1991
                                     --------   --------     ---------   ---------   ---------       ---------
INCOME STATEMENT DATA:
Operating Revenues.................  $ 24,524   $  3,129     $  13,989   $  24,620   $  23,027       $  20,919
Fuel, Operation and Maintenance....    24,899      2,409        21,762      22,991      26,823          27,896
Net (Loss) Income..................    (6,059)       182       131,385      (9,433)    (47,468)(2)     (19,792)

                                        DECEMBER 31,                   DECEMBER 31,
                                     -------------------     ---------------------------------
                                       1995       1994         1993        1992        1991
                                     --------   --------     ---------   ---------   ---------
BALANCE SHEET DATA:
Cash & Cash Equivalents............    16,469     22,217           138       4,817         133
Working Capital (1)................    20,516     27,169      (289,585)   (284,819)   (160,756)
Total Assets.......................   138,771    145,666       324,590     333,758     359,058
Decommissioning Liability..........    50,228     48,530            --          --          --
Capitalization:
  Long-Term Debt (excluding current
    maturities) (1)................         0          0             0           0     180,000
  Common Equity....................    82,223     88,292      (139,783)   (130,350)    (82,882)
  Cumulative Convertible Preferred
    Stock..........................                             63,090      63,090      63,090
Total Capitalization...............    82,233     88,292       (76,693)    (67,260)    160,208

---------------
(1) As a result of Predecessor's bankruptcy filing, the Predecessor was in default under the indenture pursuant to which the secured notes were issued. Long-Term Debt of the Predecessor was thereafter classified as a current liability subject to compromise.

(2) In 1992 the Predecessor Company reversed all accumulated tax benefits related to carry forwards of net operating losses and alternative minimum tax credits to reflect the anticipated imposition of certain tax law limitations and the impact of certain settlement agreements between the Predecessor Company and EUA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EMERGENCE FROM CHAPTER 11

     On February 28, 1991, the Company filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On November 23, 1994 (the "Effective Date"), a formal confirmation order by the U.S. Bankruptcy Court for the District of New Hampshire with respect to the Company's Reorganization Plan became effective. At that time, the Company emerged from bankruptcy. As a result of the Chapter 11 proceeding and in accordance with the provisions of the Reorganization Plan, the capital structure of the Company was completely changed. In particular, as part of its Chapter 11 proceeding, the Company discharged all of its pre-petition debt, which consisted primarily of the approximately $280 million principal amount of outstanding Notes and unpaid accrued interest on the Notes of approximately $14 million, and raised gross proceeds of $35 million in the Reorganization Plan. See "Business -- Bankruptcy Proceeding and Reorganization." Thus, as a result, the Company's net worth increased significantly and the Company was relieved of the obligation to make principal and interest payments on the Notes.

     The following discussion focuses solely on operating revenues and operating expenses which are presented in a substantially consistent manner for all of the periods presented. As a result of the Chapter 11 proceeding and subsequent effectiveness of the Reorganization Plan on November 23, 1994, the 1994 Statement of

Income represents separately the results of operations of the predecessor company prior to November 23, 1994 from the results of operations of the Company after that date.

     On the Effective Date, the Company adopted a "Fresh Start" Balance Sheet. That Balance Sheet reflects the assets and liabilities of the Company at their estimated fair values as of the Effective Date, including the net proceeds of the Reorganization Plan Equity Financing, and eliminating liabilities discharged under the Reorganization Plan.

OVERVIEW

     The Company reported an operating loss in each of the year ended December 31, 1995, the combined twelve-month period ended December 31, 1994 and the year ended December 31, 1993. These losses were primarily due to sales of the Company's share of electricity from the Seabrook Project in the short-term market at prices resulting in revenues substantially below actual expenses.

     The Seabrook Project from time to time experiences both scheduled and unscheduled outages. The Company incurs losses during outage periods due to the loss of all operating revenues and additional costs associated with the outages as well as continuing operating and maintenance expenses and depreciation. Unscheduled outages or operation of the unit at reduced capacity can occur due to the automatic operation of safety systems following the detection of a malfunction. In addition, it is possible for the unit to be shut down or operated at reduced capacity based on the results of scheduled and unscheduled inspections and routine surveillance by Seabrook Project personnel. It is not possible for the Company to predict the frequency or duration of any future unscheduled outages; however, it is likely that such unscheduled outages will occur. The Seabrook Project Managing Agent has scheduled the next refueling outage for June 1997. Refueling outages are scheduled generally every 18-24 months depending upon the Seabrook Project capacity factor and the rate at which the nuclear fuel is consumed.

     This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number important factors that could cause the Company's actual results to differ materially from those indicated by the forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS

  Operating Revenues

     Years Ended December 31, 1995, 1994 and 1993

     Operating revenues for 1995 increased by approximately $7.4 million, or 43%, as compared with the combined twelve months ended 1994. The increase was due to reduced scheduled and unscheduled outage time during 1995, with an average capacity factor of 83.2% in 1995 as compared with 61.6% in the combined twelve months ended 1994. Operating revenues were also favorably affected in 1995 by an increase in the sales price per kWh to 2.41 cents per kWh as compared with 2.27 cents per kWh in the combined twelve months ended 1994. The Company's cost of power (determined by dividing Total Operating Expenses by the Company's 12.1% share of the power produced by the Seabrook Project during the applicable period) decreased by 34.7% to 3.18 cents per kWh in 1995 as compared with 4.88 cents per kWh in the combined twelve months ended 1994, primarily as a result of reduced depreciation and amortization expenses in 1995 resulting from the write down to fair value of all of the Company's assets following its emergence from bankruptcy in November 1994.

     Operating revenues for the combined twelve months ended 1994 decreased by approximately $7.5 million, or 30.5%, in comparison with 1993. The decrease was primarily due to greater scheduled and unscheduled outages at the Seabrook Project during 1994 than in 1993, with an average capacity factor of 61.6% in 1994 in comparison with 89.9% in 1993. The sales price per kilowatt-hour power was substantially unchanged, increasing to 2.27 cents in the combined twelve-month period in 1994 from 2.24 cents in 1993. The Company's cost of power for the same periods increased by 68.3% to 4.88 cents per kWh in the combined twelve-month period in 1994 as compared with 2.90 cents per kWh in 1993, primarily as a result of the outages in the combined twelve months ended 1994.

  Expenses

     Years Ended December 31, 1995, 1994 and 1993

     Total Operating Expenses (excluding depreciation and all taxes) for 1995 increased $0.7 million, or 3.0%, in comparison with the combined twelve months ended 1994, primarily as a result of increased administrative and general expenses. This increase was partially offset by lower maintenance costs during the Seabrook Project's 1995 scheduled outage. Depreciation and amortization expenses decreased by 59.6% to $3.3 million during 1995 as compared with $8.3 million in the combined twelve months ended 1994. The decrease was the result of a reduction in the depreciable value of the Company's investment in the Seabrook Project due to the write down to fair value of all the Company's assets following its emergence from bankruptcy in November 1994. In the combined twelve months ended 1994, as part of the its emergence from bankruptcy, the Company wrote off $137.9 million of assets and liabilities. Interest income increased in 1995 to $1.5 million as a result of the Company's significantly higher cash and investment balances in 1995.

     Total Operating Expenses (excluding depreciation and all taxes) for the combined twelve-month period in 1994 increased $1.2 million, or 5.1%, in comparison with 1993, primarily as a result of increased maintenance costs during the Seabrook Project's 1994 outages. Taxes Other Than Income increased for the combined twelve-month period in 1994 by approximately $0.4 million, or 10.4%, over 1993, reflecting changes in the manner in which the Company accrued for this liability as a result of the uncertainty regarding the timing and magnitude of the NOLs described below.

  Net Operating Losses

     For federal income tax purposes, as of December 31, 1995, the Company had net operating loss carry forwards ("NOLs") of approximately $167 million, which are scheduled to expire between 2005 and 2010. Because the Company has experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on the ability of the Company to use $136 million of these carryforwards. The Company's best estimate at this time is that the annual limitation on the use of $136 million of the Company's NOLs is approximately $5.5 million per year. The Company's other $31 million of NOLs are not currently subject to such limitations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is required under the JOA to pay its share of Seabrook Unit 1 and Seabrook Unit 2 expenses, including, without limitation, operation and maintenance expenses, construction and nuclear fuel expenditures and decommissioning costs, regardless of the level of Seabrook Unit 1's operations. The Company currently is selling most of its power in the Northeast United States short-term wholesale power market. The cash generated from electricity sales by the Company is and has been less than the Company's ongoing cash requirements. The Company expects that it will continue to incur cash deficits until the prices at which it is able to sell its share of the Seabrook Project electricity increase, which may be a number of years, if ever. The Company intends to cover such deficits with its cash and short-term investments which totaled approximately $16.5 million at December 31, 1995. However, if the Seabrook Project operates at a capacity factor below historical levels, or if expenses associated with the ownership or operation of the Seabrook Project, including without limitation decommissioning costs, are materially higher than anticipated, or if the prices at which the Company is able to sell its share of the Seabrook Project electricity do not increase at the rates and within the time expected by the Company, the Company would be required to raise additional capital, either through a debt financing or an equity financing, to meet its ongoing cash requirements.

     The Company's principal asset available to serve as collateral for borrowings is its 12.1% joint interest in the Seabrook Project. Pursuant to a power purchase agreement, dated as of April 1, 1993, between the

Company and UNITIL Power Corp., the Company's interest in the Seabrook Project is encumbered by a mortgage. This mortgage may be subordinated to up to $80 million of senior secured financing. See "Business -- Power Purchase Agreement."

     The Company's cash and short-term investments decreased approximately $5.7 million during 1995, primarily as a result of the operating loss discussed above plus $7.5 million of capital expenditures for plant and nuclear fuel, payments of $1.0 million to the decommissioning trust fund and payments of $2.7 million for bankruptcy-related reorganization expenses. Partially offsetting the items listed above were non-cash charges to income of $7.9 million for depreciation and amortization.

     The Company's fiscal 1995 decommissioning expenses totaled approximately $1.0 million. The decommissioning funding schedule is determined by the New Hampshire Nuclear Decommissioning Financing Committee (the "NDFC"), which reviews such schedule for the Seabrook Project at least annually. The Company's decommissioning expenses for fiscal 1996 and fiscal 1997 will depend upon the outcome of pending proceedings before the NDFC. The Company expects to use revenues from the sale of power to pay these decommissioning expenses.

     The Company anticipates that its share of the Seabrook Project's capital expenditures for the 1996 fiscal year will total approximately $2.7 million, primarily for nuclear fuel.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K.

     OWNERSHIP OF SINGLE ASSET. The Company owns a single principal asset, its 12.1% joint interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire. Accordingly, the Company's results of operations are completely dependent upon the successful and continued operation of the Seabrook Project. In particular, if the Seabrook Project experiences unscheduled outages of significant duration, the Company's results of operations will be materially adversely affected.

     HISTORY OF LOSSES; IMPLEMENTATION OF BUSINESS STRATEGY. The Company has never reported an operating profit since its incorporation. The Company's business strategy is to seek purchasers for its share of the Seabrook Project electricity output at prices, either in the short-term market or pursuant to medium or long-term contracts, significantly in excess of the prices currently available in the short-term wholesale electricity market since sales at current short-term rates do not result in sufficient revenue to enable the Company to meet its cash requirements for operations, maintenance and capital related costs. The Company's ability to obtain such higher prices will depend on regional, national and worldwide energy supply and demand factors which are beyond the control of the Company. There can be no assurance that the Company ever will be able to sell power at prices that will enable it to meet its cash requirements.

     LIQUIDITY NEEDS. The Company had approximately $16.5 million in cash, cash equivalents and short-term investments at December 31, 1995. The Company believes that such cash, together with the anticipated proceeds from the sale of electricity by the Company, will be sufficient to enable the Company to meet its cash requirements until the prices at which the Company can sell its electricity increase sufficiently to enable the Company to cover its annual cash requirements. However, if the Seabrook Project operates at a capacity factor below historical levels, or if expenses associated with the ownership or operation of the Seabrook Project, including without limitation decommissioning costs, are materially higher than anticipated, or if the prices at which the Company is able to sell its share of the Seabrook Project electricity do not increase at the rates and within the time expected by the Company, the Company would be required to raise additional capital, either through a debt financing or an equity financing, to meet its ongoing cash requirements. There is no assurance that the Company would be able to raise such capital or that the terms on which any additional capital is available would be acceptable. If additional funds are raised by issuing equity securities, dilution to then existing stockholders will result.

     CHANGES IN POWER SALE CONTRACT TERMS AVAILABLE IN WHOLESALE POWER
MARKET. In the past, wholesale sellers of electric power, which typically were regulated electric utilities, frequently entered into medium or long-term power sale contracts providing for prices in excess of the prices available in the short-term market. Recently, increased competition in the wholesale electric power market, reduced growth in the demand for electricity and low prices in the short-term market have reduced the willingness of wholesale power purchasers to enter into medium or long-term contracts and have reduced the prices obtainable from such contracts.

     RISKS IN CONNECTION WITH JOINT OWNERSHIP OF SEABROOK PROJECT. The Company is required under the Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units dated May 1, 1973, as amended, by and among the Company and the other 11 utility companies who are owners of the Seabrook Project (the "JOA"), to pay its share of Seabrook Unit 1 and Seabrook Unit 2 expenses, including without limitation operations and maintenance expenses, construction and nuclear fuel expenditures and decommissioning costs, regardless of the level of Seabrook Unit 1's operations. Under certain circumstances, a failure by the Company to make its monthly payments under the JOA entitles certain other joint owners of the Seabrook Project to purchase the Company's interest in the Seabrook Project for 75% of the then fair market value thereof.

     In addition, the failure to make monthly payments under the JOA by owners of the Seabrook Project other than the Company may have a material adverse effect on the Company by requiring the Company to pay a greater proportion of the Seabrook Unit 1 and Seabrook Unit 2 expenses in order to preserve the value of its share of the Seabrook Project. In the past, certain of the owners of the Seabrook Project other than the Company have not made their full respective payments.

     The Seabrook Project is owned by the Company and the other owners thereof as tenants in common, with the various owners holding varying ownership shares. This means that the Company, which owns only a 12.1% interest, does not have control of the management of the Seabrook Project. As a result, decisions may be made affecting the Seabrook Project, notwithstanding the Company's opposition.

     Certain costs and expenses of operating the Seabrook Project or owning an interest therein, such as certain insurance and decommissioning costs, are subject to increase or retroactive adjustment based on factors beyond the Company's control. The cost of disposing of Unit 2 of the Seabrook Project is not known at this time. These various costs and expenses may adversely effect the Company, possibly materially.

     EXTENSIVE GOVERNMENT REGULATION. The Seabrook Project is subject to extensive regulation by federal and state agencies, including the NRC, FERC and the NHPUC. Compliance with the various requirements of the NRC and FERC is expensive. Noncompliance with NRC requirements may result, among other things, in a shutdown of the Seabrook Project.

     The NRC has promulgated a broad range of regulations affecting all aspects of the design, construction and operation of a nuclear facility, such as the Seabrook Project, including performance of nuclear safety systems, fire protection, emergency response planning and notification systems, insurance and quality assurance. The NRC retains authority to modify, suspend or withdraw operating licenses, such as that pursuant to which the Seabrook Project operates, at any time that conditions warrant. The NRC might order Seabrook Unit 1 shut down (i) if flaws were discovered in the construction or operation of Seabrook Unit 1, (ii) if problems developed with respect to other nuclear generating plants of a design and construction similar to Unit 1, or (iii) if accidents at other nuclear facilities suggested that nuclear generating plants generally were less safe than previously believed.

     RISK OF NUCLEAR ACCIDENT. Nuclear reactors have been used to generate electric power for more than 30 years and there are currently more than 100 nuclear reactors used for electric power generation in the United States. Although the safety record of such nuclear reactors in the United States generally has been very good, accidents and other unforeseen problems have occurred both in the United States and elsewhere, including the well-publicized incidents at Three Mile Island in Pennsylvania and Chernobyl in the former Soviet Union. The consequences of such an accident can be severe, including loss of life and property damage, and the available insurance coverage may not be sufficient to pay all the damages incurred.

     PUBLIC CONTROVERSY CONCERNING NUCLEAR POWER PLANTS. Substantial controversy has existed for some time concerning nuclear generating plants and over the years such opposition has led to construction delays, cost overruns, licensing delays, demonstrations and other difficulties. The Seabrook Project was the subject of significant public controversy during its construction and licensing and remains controversial. An increase in public concerns regarding the Seabrook Project or nuclear power in general could adversely affect the operating license of Seabrook Unit 1. While the Company cannot predict the ultimate effect of such controversy, it is possible that it could result in a premature shutdown of the unit.

     WASTE DISPOSAL; DECOMMISSIONING COST. There has been considerable public concern and regulatory attention focused upon the disposal of low- and high-level nuclear wastes produced at nuclear facilities and the ultimate decommissioning of such facilities. As to waste disposal concerns, both the federal government and the State of New Hampshire are currently delinquent in the performance of their statutory obligations. This has necessitated on-site storage of such wastes at the Seabrook Project. Although LLW storage facilities in Utah and South Carolina became available in 1995, certain LLW continue to be stored on-site at the Seabrook Project. The Seabrook Project anticipates increasing its on-site storage capacity for low-level wastes in 1996. The increased capacity is expected to be sufficient through 2006. In addition, the Managing Agent has advised the Company that the Seabrook Project has adequate on-site storage capacity for high-level wastes until approximately 2010.

     As to decommissioning, the NRC regulations require that upon permanent shutdown of a nuclear facility, appropriate arrangements for full decontamination and decommissioning of the facility be made. These regulations include a requirement to set aside during operation sufficient funds to defray decommissioning costs. While the owners of the Seabrook Project are accumulating a trust fund to defray decommissioning costs, these costs could substantially exceed the value of the trust fund, and the owners (including the Company) would remain liable for the excess. Moreover, the amount that is required to be deposited in the trust fund is subject to periodic review and adjustment by an independent commission of the State of New Hampshire, which could result in material increases in such amounts. Such a review is currently in process.

     INTENSE COMPETITION. The Company sells its share of Seabrook Project electricity primarily into the Northeast United States wholesale electricity market. There are a large number of suppliers to this market and a surplus of electricity, resulting in intense competition. A primary source of competition comes from traditional utilities, many of which presently have excess capacity. In addition, non-utility wholesale generators of electricity, such as independent power producers ("IPPs"), Qualifying Facilities ("QFs") and EWGs, as well as power marketers and brokers, actively sell electricity in this market. The Company may face increased competition, primarily based on price, from all such sources in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item is submitted in the response found under Item 14(a)(i) in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Coopers & Lybrand L.L.P., whose report for the year ended December 31, 1993, appears elsewhere in this Annual Report on Form 10-K, were the Company's independent accountants until November 23, 1994. In connection with the Company's bankruptcy proceeding, the Bondholders' Committee determined to select a new accounting firm to be engaged by the Company following the Company's emergence from bankruptcy. Coopers & Lybrand L.L.P. did not resign and did not decline to stand for reelection. During the period of Coopers & Lybrand L.L.P.'s engagement by the Company, there were no disagreements between Coopers & Lybrand L.L.P. and the Company on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure and no reportable events relating to the relationship between the Company and Coopers & Lybrand L.L.P.

     On November 26, 1993 the Bankruptcy Court approved the Company's selection of Arthur Andersen LLP as the Company's independent accountant, to be effective only upon the Company's emergence from bankruptcy. Prior to November 23, 1994 the Predecessor Company had not consulted Arthur Andersen LLP regarding the application of accounting principles to specified transactions or the type of audit opinion that might be rendered on the Company's financial statements during the periods from January 1, 1991 through December 31, 1993.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Directors. The information with respect to directors required under this item is incorporated herein by reference to the section captioned "Election of Directors" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on April 16, 1996.

     (b) Executive Officers. The information with respect to executive officers required under this item is incorporated herein by reference to Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required under this item is incorporated herein by reference to the sections entitled "Election of Directors -- Compensation for Directors," "-- Executive Compensation," "-- Employment Agreements," "-- Report of the Compensation Committee," "-- Stock Performance Graph" and "Approval of the 1995 Stock Option Plan" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on April 16, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required under this item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on April 16, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required under this item is incorporated herein by reference to the sections entitled "Election of Directors -- Employment Agreements" and "-- Certain Transactions" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on April 16, 1996.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Documents filed as a part of this Form 10-K:

          1. Financial Statements. The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K.

          2. Financial Statement Schedules. The Financial Statement Schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K.

          3. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K:

        None.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
GREAT BAY POWER CORPORATION
Report of Independent Public Accountants..............................................  F-1
Balance Sheets as of December 31, 1995 and 1994.......................................  F-2
Statements of Income -- Year Ended December 31, 1995 and Period from November 24 to
  December 31, 1994...................................................................  F-3
Statements of Changes in Stockholders' Equity, Year Ended December 31, 1995 and Period
  from November 24 to December 31, 1994...............................................  F-4
Statements of Cash Flow -- Year Ended December 31, 1995 and Period from November 24 to
  December 31, 1994...................................................................  F-5
Notes to Financial Statements.........................................................  F-6
GREAT BAY POWER CORPORATION (f.k.a. EUA Power Corporation)("The Predecessor")
Statement of Income -- Period from January 1 to November 23, 1994.....................  F-3
Statement of Changes in Stockholders' Equity -- Period from January 1 to November 23,
  1994................................................................................  F-4
Statement of Cash Flows -- Period from January 1 to November 23, 1994.................  F-5
Report of Independent Accountants.....................................................  F-20
Statement of Loss and Retained (Deficit) Earnings for the year ended December 31,
  1993................................................................................  F-21
Statement of Cash Flow for the year ended December 31, 1993...........................  F-22
Notes to Financial Statements.........................................................  F-23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Great Bay Power Corporation and

To the Director of
Great Bay Power Corporation (formerly EUA Power Corporation)

     We have audited the accompanying balance sheets of Great Bay Power Corporation (a New Hampshire corporation) as of December 31, 1995 and 1994 and the related statements of income, changes in stockholders' equity and cash flows for the year ended December 31, 1995 and the period from November 24, 1994 to December 31, 1994. We have also audited the accompanying statements of income, changes in stockholders' equity and cash flows of Great Bay Power Corporation (formerly EUA Power Corporation, the "Predecessor") for the period from January 1, 1994 to November 23, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to about present fairly, in all material respects, the financial position of Great Bay Power Corporation as of December 31, 1995 and 1994, and the results of the operations and cash flows of Great Bay Power Corporation and Great Bay Power Corporation (formerly EUA Power Corporation, the "Predecessor") for the year ended December 31, 1995, and the periods from November 24, 1994 to December 31, 1994 and January 1, 1994 to November 23, 1994, respectively, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 26, 1996


                          GREAT BAY POWER CORPORATION
                                 BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                  DECEMBER 31,   DECEMBER 31,
                                                                      1995           1994
                                                                  ------------   ------------
ASSETS:
Current Assets:
  Cash & Cash equivalents.......................................    $  8,874       $ 18,533
  Short-term Investments, at market.............................       7,595          3,684
  Accounts Receivable...........................................       1,535          2,598
  Materials & Supplies..........................................       4,230          4,846
  Prepayments & Other Assets....................................       1,249          2,976
                                                                    --------       --------
          Total Current Assets..................................      23,483         32,637
                                                                    --------       --------
Property, Plant, & Equipment:
  Utility Plant.................................................     104,696        101,308
  Less: Accumulated Depreciation................................      (4,165)           (95)
                                                                    --------       --------
  Net Utility Plant.............................................     100,531        101,213
  Nuclear Fuel..................................................       9,925         10,556
  Less: Accumulated Amortization................................        (304)        (2,118)
                                                                    --------       --------
  Net Nuclear Fuel..............................................       9,621          8,438
          Net Property, Plant & Equipment.......................     110,152        109,651
Other Assets:
  Decommissioning Trust Fund....................................       5,108          3,290
  Deferred Debits & Other.......................................          28             88
                                                                    --------       --------
          Total Other Assets....................................       5,136          3,378
                                                                    --------       --------
          TOTAL ASSETS..........................................    $138,771       $145,666
                                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts Payable and Accrued Expenses.........................    $    237       $    303
  Taxes Accrued.................................................       1,293          1,166
  Reorganization Expenses.......................................           0          2,653
  Miscellaneous Current Liabilities.............................       1,437          1,346
                                                                    --------       --------
          Total Current Liabilities.............................       2,967          5,468
Operating Reserves:
  Decommissioning Liability.....................................      50,228         48,530
  Miscellaneous Other...........................................         671            719
                                                                    --------       --------
          Total Operating Reserves..............................      50,899         49,249
Other Liabilities & Deferred Credits............................       2,672          2,563
Accumulated Deferred Taxes......................................           0             94
Commitments & Contingencies.....................................
Stockholders' Equity:
  Common stock, $.01 par value
       Authorized, issued and outstanding -- 8,000,000 shares...          80             80
  Additional paid-in capital....................................      88,030         88,030
  Retained earnings.............................................      (5,877)           182
                                                                    --------       --------
          Total Stockholders' Equity............................      82,233         88,292
                                                                    --------       --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............    $138,771       $145,666
                                                                    ========       ========

       (The accompanying notes are an integral part of these statements.)


                          GREAT BAY POWER CORPORATION
                              STATEMENT OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                           SUCCESSOR               PREDECESSOR
                                                -------------------------------   -------------
                                                JANUARY 1 TO    NOVEMBER 24 TO    JANUARY 1 TO
                                                DECEMBER 31,     DECEMBER 31,     NOVEMBER 23,
                                                    1995             1994             1994
                                                -------------   ---------------   -------------
Operating Revenues............................     $24,524          $ 3,129         $  13,989
Operating Expenses:
  Production..................................      17,433            1,836            16,891
  Transmission................................         934               70               834
  Administrative & General....................       6,532              503             4,037
  Depreciation & Amortization.................       3,339              240             8,027
  Taxes other than Income.....................       4,143              346             3,934
                                                -------------       -------       -------------
          Total Operating Expenses............      32,381            2,995            33,723
                                                -------------       -------       -------------
Operating Income (Loss).......................      (7,857)             134           (19,734)
                                                -------------       -------       -------------
Other (Income) Deductions:
  Write-down of Assets & Liabilities..........          --               --         $ 137,908
  Reorganization Expenses.....................          --               --             4,038
  Interest and Divident (Income) Expense......      (1,546)            (143)              760
  Miscellaneous...............................        (198)               1              (102)
                                                -------------       -------       -------------
          Total Other Deductions..............      (1,744)            (142)          142,604
                                                -------------       -------       -------------
Earnings (Loss) Before Income Taxes...........      (6,113)             276          (162,338)
                                                -------------       -------       -------------
Income Taxes:
  Current.....................................         (54)              --                --
  Deferred....................................           0               94                --
                                                -------------       -------       -------------
          Total Income Taxes..................         (54)              94                --
                                                -------------       -------       -------------
Income (Loss) Before Extraordinary Item.......      (6,059)             182          (162,338)
Extraordinary Income (Loss) Forgiveness of
  Long-term Debt and Accrued Interest.........          --               --           293,723
                                                -------------       -------       -------------
Net Income (Loss).............................     $(6,059)         $   182         $ 131,385
                                                =============   ================  =============

       (The accompanying notes are an integral part of these statements.)

                          GREAT BAY POWER CORPORATION


                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                          COMMON STOCK, $.01                                                  COMMON STOCK, $.01
                              PAR VALUE                                                           PAR VALUE
                          ------------------                                                  ------------------
                          AUTHORIZED, ISSUED       LESS:                                      AUTHORIZED, ISSUED  ADDITIONAL
                           AND OUTSTANDING    TREASURY STOCK,  PAID-IN CAPITAL     TOTAL       AND OUTSTANDING     PAID-IN
                            10,000 SHARES      10,000 SHARES   TREASURY STOCK   COMMON STOCK   8,000,000 SHARES    CAPITAL
                          ------------------  ---------------  ---------------  ------------  ------------------  ----------
PREDECESSOR
Balance at December 31,
  1993...................        $ 10              $ (10)           $  10           $ 10             $ --          $     --
  Financial Results,
    January 1 to November
    23, 1994.............          --                 --               --                              --                --
Equity Infusion and
  Fresh-Start Adj's......         (10)                10              (10)           (10)              80            88,030
----------------------------------------------------------------------------------------------------------------------------
SUCCESSOR
Balance at November 23,
  1994...................          --                 --               --                              80            88,030
  Financial Results,
    November 24 to
    December 31, 1994....          --                 --               --                              --                --
Balance at December 31,
  1994...................          --                 --               --                              80            88,030
  Financial Results,
    January 1 to December
    31, 1995.............          --                 --               --                              --                --
Balance at December 31,
  1995...................          --                 --               --                            $ 80          $ 88,030


                           REDEEMABLE                 TOTAL
                           PREFERRED   RETAINED   STOCKHOLDERS'
                             STOCK     EARNINGS      EQUITY
                           ----------  ---------  -------------
PREDECESSOR
Balance at December 31,
  1993...................   $ 63,090   $(139,793)   $ (76,693)
  Financial Results,
    January 1 to November
    23, 1994.............         --     127,789      127,789
Equity Infusion and
  Fresh-Start Adj's......    (63,090)     12,004       37,014
-----------------------------------------------------------------------------
SUCCESSOR
Balance at November 23,
  1994...................         --          --       88,110
  Financial Results,
    November 24 to
    December 31, 1994....         --         182          182
Balance at December 31,
  1994...................         --         182       88,292
  Financial Results,
    January 1 to December
    31, 1995.............         --      (6,059)      (6,059)
Balance at December 31,
  1995...................         --   $  (5,877)   $  82,233

       (The accompanying notes are an integral part of these statements.)

                          GREAT BAY POWER CORPORATION


                            STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  SUCCESSOR               PREDECESSOR
                                                        ------------------------------    ------------
                                                        JANUARY 1 TO    NOVEMBER 24 TO    JANUARY 1 TO
                                                        DECEMBER 31,     DECEMBER 31,     NOVEMBER 23,
                                                            1995             1994             1994
                                                        ------------    --------------    ------------
Net cash flow from operating activities:
     Net Income.......................................    $ (6,059)        $    182         $131,385
     Adjustments to reconcile net earnings to net cash
       provided by (used in) operating activities:
          Depreciation................................       3,339              240            5,092
          Amortization of nuclear fuel................       4,520              553            3,571
          Deferred income taxes.......................         (94)              94               --
          Writedown of assets, net....................         758               --          137,908
          Gain on forgiveness of debt.................          --               --         (293,723)
          Gain on transfer of assets..................        (193)              --               --
          Provision for reorganization expenses.......          --               --            4,038
          Payment of reorganization expenses..........      (2,653)          (1,518)              --
          (Increase) decrease in accounts
            receivable................................       1,021             (635)             507
          Decrease in materials & supplies............         113               39              201
          (Increase) decrease in prepaids and other
            assets....................................       1,718             (520)           1,631
          Increase (decrease) in accounts payable.....         (66)             293              (81)
          Increase in taxes accrued...................         126              273              312
          Increase in misc. current liabilities.......                          400              946
          Other.......................................         183              261              717
                                                        ------------    --------------    ------------
Net cash provided by (used in) operating activities...       2,713             (358)          (7,496)
                                                        ------------    --------------    ------------
Net cash flows (used in) investing activities:
     Utility plant additions..........................      (1,770)            (260)          (1,774)
     Nuclear fuel additions...........................      (5,703)              --             (361)
     Payments to decommissioning fund.................        (988)             (98)            (830)
     Short term investments, net......................      (3,911)          (3,684)              --
                                                        ------------    --------------    ------------
Net cash used in investing activities.................     (12,372)          (4,042)          (2,965)
Net cash provided by financing activities:
     Sale of common stock.............................          --               --           35,000
     Borrowings under DIP financing...................          --               --            8,823
     Repayment of DIP financing.......................          --               --          (10,567)
                                                        ------------    --------------    ------------
Net cash provided by financing activities.............          --               --           33,256
                                                        ------------    --------------    ------------
Net (decrease) increase in cash and cash
  equivalents.........................................      (9,659)          (4,400)          22,795
Cash and cash equivalents, beginning of period........      18,533           22,933              138
                                                        ------------    --------------    ------------
Cash and cash equivalents, end of period..............    $  8,874         $ 18,533         $ 22,933
                                                        ==========      ===========       ==========

       (The accompanying notes are an integral part of these statements.)

                          GREAT BAY POWER CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. THE COMPANY

     The Company, Great Bay Power Corporation, is a New Hampshire corporation, which emerged from bankruptcy on November 23, 1994. The Predecessor Company, EUA Power Corporation ( "The Predecessor") was incorporated in 1986. The Company is authorized by the New Hampshire Public Utilities Commission ("NHPUC") to engage in business as a public utility for the purposes of participating as a joint owner in the Seabrook Project, acquiring its 12.1% interest in the Seabrook Project and selling its share of the output of Seabrook Unit 1 for resale. The Seabrook Project is a nuclear-fueled, steam electricity, generating plant located in Seabrook, New Hampshire, which was originally planned to have two Westinghouse pressurized water reactors, Seabrook Unit 1 and Seabrook Unit 2 (each with a rated capacity of 1,150 megawatts), utilizing ocean water for condenser cooling purposes. Seabrook Unit 1 entered commercial service on August 19, 1990. Seabrook Unit 2 has been canceled. The Company became a wholesale generating company when Seabrook Unit 1 commenced commercial operation on August 19, 1990. In 1993, the Company became an Exempt Wholesale Generator ("EWG") under the Energy Policy Act of 1992.

     The Company is required to pay its share (i.e., the same percentage as the percentage of its ownership and its entitlement to the output) of all of the costs of the Seabrook Project, including fixed costs (whether or not Seabrook Unit 1 is operating), operating costs, costs of additional construction or modification, costs associated with condemnation, shutdown, retirement, or decommissioning of the Seabrook Project, and certain transmission charges. The Predecessor never reported an operating profit from the time of its incorporation until it filed for bankruptcy in 1991. See Footnote 1B for further discussion. The Company's current business strategy is to seek purchasers for its share of the Seabrook Project electricity output at prices, either in the short term market or pursuant to medium or long term contracts, in excess of the prices currently available in the short term wholesale electricity market since sales at current short term rates do not result in sufficient revenue to enable the Company to meet its long term cash requirements for operations, maintenance and capital related costs. The Company's ability to obtain such higher prices will depend on regional, national and worldwide energy supply and demand factors.

     The Company currently has two employees and substantially all the Company's power marketing and administrative functions for 1995 were performed on the Company's behalf by third parties pursuant to contractual agreements. See Notes 7 and 8 for further discussion of these agreements.

B. BANKRUPTCY PROCEEDING AND REORGANIZATION

     The Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("the Bankruptcy Code") in the United States Bankruptcy Court for the District of New Hampshire ("the Bankruptcy Court") on February 28, 1991. It conducted its business as a Debtor in Possession until November 23, 1994, at which time the Company's First Amendment to the First Modified Plan dated September 9, 1994 ("the Amended Plan") became effective and the Company emerged from Chapter 11.

     The Bankruptcy Court confirmed the Bondholders' Committee's Fifth Amended Plan of Reorganization on March 5, 1993. After confirmation, the Predecessor was unable to obtain the $45 million of debt financing contemplated by the Fifth Amended Plan of Reorganization. In February 1994, however, the Bondholders' Committee obtained a commitment from Omega Advisers, Inc. ("Omega") or its designees to provide $35 million of equity financing for the Company (the "Financing").

     On April 7, 1994, the Company and the Bondholders' Committee entered into a definitive Stock and Subscription Agreement (the "Stock and Subscription Agreement") with Omega and Elliott Associates, L.P. (Elliott) (collectively, the Investors) with respect to the Omega Financing.

                          GREAT BAY POWER CORPORATION

                               DECEMBER 31, 1995

     The Bondholders' Committee prepared a First Modification to the Fifth Amended Plan of Reorganization to reflect the change from debt to equity financing and submitted a Supplemental Disclosure Statement describing that First Modification to the Bankruptcy Court for its approval. The Fifth Amended Plan of Reorganization, as modified by the First Modification, is hereinafter referred to as the "Plan." The Bankruptcy Court approved the Supplemental Disclosure Statement at a hearing on March 11, 1994. The Plan was mailed to the Company's creditors for their approval on April 7, 1994, and the creditors approved the Plan by a significant margin.

     On May 23, 1994, the Bankruptcy Court confirmed the Plan. The only condition which remained to be satisfied for the occurrence of the Effective Date of the Plan was the closing of the Stock and Subscription Agreement. The Committee believed that all of the conditions to closing set forth in the Stock and Subscription Agreement had been satisfied and was prepared to close the Stock and Subscription Agreement. Before the closing could occur, however, the operators of the Seabrook Project determined, during a regularly scheduled refueling outage, that certain repairs to the Seabrook Project were required. These repairs have been completed and the Seabrook Project is now operating. The repairs, however, caused the Seabrook Project to be out of service for approximately eight weeks longer than anticipated in connection with the scheduled refueling outage.

     Because of the unplanned extension of the outage, the repairs required, and the related loss of revenue of the Company, Omega and Elliott asserted that a material adverse event had occurred with respect to the Company and that, therefore, they were not obligated to complete the Omega Financing. The Company disagreed with those assertions, and informed Omega and Elliott that they were in default under the Stock and Subscription Agreement and informed Omega and Elliott that the Company would bring suit to enforce the obligations of Omega and Elliott to close the Omega Financing. Notwithstanding its position on this matter, the Company engaged in negotiations with Omega and Elliott to settle the dispute and to complete the Omega Financing. On September 9, 1994, the Company, Omega and Elliott resolved their disputes and entered into a Settlement Agreement (the "Settlement Agreement").

     The terms of the Settlement Agreement changed the terms of the Omega Financing. As described above, under the Plan before its amendment, the Investors were to receive 4.8 million shares, representing 60% of the common stock of the Company, in exchange for their $35 million investment. The Settlement Agreement changed the Plan to provide also that, on the Effective Date of the Amended Plan, 480,000 shares of new common stock of the Company, which would have otherwise been distributed to the creditors of the Company, would be issued to the Disbursing Agent under the Plan (the "Escrow Shares"). The Escrow Shares represent 6% of the common stock of the Company. The Company's creditors received the remaining 34% on the Effective Date of the amended Plan.

     On the first anniversary of the Effective Date of the Amended Plan, if the Aggregate Value, as defined in the Settlement Agreement, of the Purchasers' 4.8 million shares of common stock was less than $38.5 million, the Company would be obligated to pay to the Investors an amount (the "True-Up Amount") equal to the lesser of (a) $38.5 million less the Aggregate Value, or (b) the total value of all of the Escrow Shares, based on their per share value. The Settlement Agreement permitted the Investors to elect to have their True-Up amounts, if any, satisfied by the issuance of Escrow Shares or in cash. If the Aggregate Value was equal to or greater than $38.5 million, the Escrow Shares would be issued on a pro rata basis to the Company's creditors in accordance with the Amended Plan. In no event, however, would the Investors be entitled to more than the 480,000 Escrow Shares, or the cash proceeds from the sale of those shares. On the first anniversary date, November 23, 1995, the Aggregate Value of the escrow shares was greater than $38.5 million and they were issued to the creditors.

     Pursuant to the Settlement Agreement, the Company amended the Plan and its related Disclosure Statement, submitted the Amended Plan and the Amended Disclosure Statement to the Bankruptcy Court for

                          GREAT BAY POWER CORPORATION

                               DECEMBER 31, 1995

its approval and obtained that approval, circulated the Amended Plan and the Amended Disclosure Statement to the Company's creditors in order to give them the opportunity to change their previous votes approving the Plan, and then applied to the Bankruptcy Court for confirmation of the Amended Plan. The Bankruptcy Court confirmed the Amended Plan on November 4, 1994. In addition, the Company obtained extensions of time and, in some cases, reapprovals, from certain regulatory agencies which had previously approved the Omega Financing. Closing of the Omega Financing occurred on November 23, 1994, at which time the Company's First Amendment to the First Modified Plan dated September 9, 1994 ("the Amended Plan") became effective and the Company emerged from Chapter 11.

     In accordance with Statement of Position 90-7, "Financial Reporting by
Entities in Reorganization Under the Bankruptcy Code", the historical amounts of individual assets and liabilities have been adjusted to fair values and Liabilities Subject to Compromise of $293,864,000 have been discharged as a result of the Reorganization Plan. The amount of prior retained deficit eliminated as a result of the reorganization was $159,659,000. The reorganizational value has been determined based on the fair value of the Company (See Note 1D). The adjustments to individual assets and liabilities are as follows:

                                                                              ADJUSTMENTS
                                                                             --------------
                                                                             (IN THOUSANDS)
    Writedown of Net Utility Plant and Nuclear Fuel........................     $ 193,635
    Writedown of Deferred Debits...........................................        27,470
    Recognition of Decommissioning Liability, net..........................        45,193
    Writedown of Deferred Taxes and ITC....................................       (73,927)
    Writedown of Deferred Gains and Credits................................       (47,375)
    Other, net.............................................................        (7,088)
                                                                                ---------
              Net Writedown of Assets......................................     $ 137,908
    Forgiveness of Liabilities Subject to Compromise.......................      (293,864)
    Recognition of Reorganization Expenses.................................         4,038
                                                                                ---------
    Net adjustment to assets and liabilities...............................     $(151,918)
                                                                                =========

                          GREAT BAY POWER CORPORATION

                               DECEMBER 31, 1995

     The following unaudited proforma condensed statement of (loss) income is presented to illustrate the estimated effect of the reorganization as if such transaction had occurred as of January 1, 1994.
                                                                                            PROFORMA
                                                     YEAR ENDED                            YEAR ENDED
                                                    DECEMBER 31,       PROFORMA           DECEMBER 31,
                                                        1994          ADJUSTMENTS             1994
                                                    -------------     -----------         -------------
Operating Revenues................................     $ 17,118                              $ 17,118
Operating Expenses:
  Production & Transmission.......................       19,631        $  (2,830)(f)           16,801
  Administrative & General........................        4,540              700 (e)             5,240
  Depreciation & Amortization.....................        8,267           (5,461)(d)            2,806
  Taxes Other than Income.........................        4,280                                 4,280
                                                       --------                              --------
          Total Operating Expenses................       36,718                                29,127
Operating Income..................................      (19,600)                              (12,009)
  Write down of Assets, net.......................      137,908         (137,908)(a)                0
  Reorganization Expenses.........................        4,038           (4,038)(b)                0
  Other Income....................................         (101)                                 (101)
  Interest Charges, net...........................          617             (706)(c)              (89)
                                                       --------                              --------
Net Loss Before Taxes.............................     (162,062)                              (11,819)
  Income Taxes....................................           94           (4,096)(g)           (4,002)
Net Loss before Extraordinary Item................     (162,156)                               (7,817)
  Forgiveness of Debt.............................      293,723         (293,723)(c)                0
                                                       --------                              --------
Net Income (Loss).................................     $131,567                              $ (7,817)
                                                       ========                              ========

---------------
(a)  Elimination of Writedown of Assets, Net

(b) Elimination of Reorganization Expenses

(c)  Elimination of Forgiveness of Debt and related interest

(d) Depreciation expense adjusted to reflect asset writedown

(e)  Additional expenses associated with UNITIL and Tillinghast agreements

(f)  Recognition of new outage accrual policy

(g) Tax impact of above entries assuming ability to fully benefit loss


C. REGULATION

     The Company is subject to the regulatory authority of the Federal Energy Regulatory Commission ("FERC"), the Nuclear Regulatory Commission ("NRC") and the New Hampshire Public Utilities Commission ("NHPUC") and other federal and state agencies as to rates, operations and other matters. The Company's cost of service is not regulated. As such, the Company's accounting policies are not subject to the provisions of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation".

D. USE OF MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                          GREAT BAY POWER CORPORATION

                               DECEMBER 31, 1995

reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

E. UTILITY PLANT

     Utility plant at November 23, 1994 was revalued to its estimated fair value based on the fair value of the Company. The reorganization value of the Company at November 23, 1994 was determined based on discounted cash flow valuation. The cost of additions to utility plant subsequent to November 23, 1994 are recorded at original cost. During the period from January 1, 1994 to November 23, 1994, the Predecessor capitalized $121,000 of interest related to plant additions.

F. DEPRECIATION AND MAINTENANCE

     Electric plant is depreciated on the straight-line method at rates designed to fully depreciate all depreciable properties over the lesser of estimated useful lives or the Plant's remaining NRC license life, which extends to 2026.

     Capital projects constituting retirement units are charged to electric plant. Minor repairs are charged to maintenance expense. When properties are retired, the original cost, plus cost of removal, less salvage, are charged to the accumulated provision for depreciation.

G. AMORTIZATION OF NUCLEAR FUEL

     The cost of nuclear fuel is amortized to expense based on the rate of burn-up of the assemblies comprising the total core. The Company also provides for the cost of disposing of spent nuclear fuel at rates specified by the United States Department of Energy ("DOE") under a contract for disposal between the Company and the DOE.

     The Company amortizes to expense on a straight-line basis the estimated cost of the final unspent nuclear fuel core, which is expected to be in place at the expiration of the Plant's NRC operating license, in conformity with rates authorized by the FERC.

H. AMORTIZATION OF MATERIALS AND SUPPLIES

     The Company amortizes to expense an amount designed to fully amortize the cost of the material and supplies inventory that is expected to be on hand at the expiration of the Plant's NRC operating license.

I. DECOMMISSIONING

     Based on the Financial Accounting Standards Board's ("FASB") tentative conclusions, the Company has recognized as a liability its proportionate share of the estimated Seabrook Project decommissioning. The initial recognition of this liability was capitalized as part of the Fair Value of the Utility Plant at November 23, 1994. The estimated cost to decommission the Seabrook Project, based on a study performed for the lead owner of the Plant, is approximately $414 million in 1995 dollars and $2.1 billion in 2026 dollars and assumes a 36 year life for the facility and a future escalation rate of 4.25%. Based on this estimate, the Company's share in 1995 dollars is approximately $50.2 million, which has been recorded as a liability in the December 31, 1995 balance sheet.

     The Seabrook project's decommissioning estimate and funding schedule is subject to review each year by the New Hampshire Nuclear Decommissioning Finance Committee ("NDFC"). This estimate is based on a number of assumptions. Changes in assumptions for such things as labor and material costs, technology,

                          GREAT BAY POWER CORPORATION

                               DECEMBER 31, 1995

inflation and timing of decommissioning could cause these estimates to change in the near term. The review of the 1996 estimate and funding schedule by the NDFC is currently scheduled for May.

     The Staff of the SEC has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations and joint owners in the financial statements of these entities. In response to these questions, the FASB has agreed to review the accounting for nuclear decommissioning costs. Although the Company's accounting for decommissioning was based on the FASB's tentative conclusions, if the accounting practices for nuclear power plant decommissioning are changed, the annual provision for decommissioning could change relative to 1995. The Company is uncertain as to the impact, if any, changes in the current accounting will have on the Company's financial statements.

     Funds collected by Seabrook for Decommissioning are deposited in an external irrevocable trust pending their ultimate use. The earnings on the external trusts also accumulate in the fund balance. The trust funds are restricted for use in paying the decommissioning of Unit I. The investments in the trust are available for sale. The Company has therefore reported its investment in trust fund assets at market value.

     Although the owners of Seabrook are accumulating funds in an external trust to defray decommissioning costs, these costs could substantially exceed the value of the trust fund, and the owners, including the Company, would remain liable for the excess. The amount that is required to be deposited in the trust fund is subject to periodic review and adjustment by the NDFC, which could result in material increases in such amounts.

     On November 15, 1992 , the Company, the Bondholder's Committee and the Predecessor's former parent, Eastern Utilities Associates (EUA) entered into a settlement agreement which resolved certain proceedings against EUA brought by the Bondholder's Committee. Under the settlement agreement EUA reaffirmed its guarantee of up to $10 million of the Company's future decommissioning costs of Seabrook Unit 1.

J. OPERATING REVENUES

     Revenues are recorded on an accrual basis based on billing rates provided for in contracts and approved by FERC.

K. TAXES ON INCOME

     The Company accounts for taxes on income under the liability method required by Statement of Financial Accounting Standards No. 109.

L. CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

     For purposes of the Statements of Cash Flows, the Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. The carrying amounts approximate fair value because of the short-term maturity of the investments.

     All other short term investments with a maturity of greater than three months are classified as trading securities and reflected as a current asset at market value.

M. SEABROOK UNIT 2

     The Company also has a 12.1% ownership interest in Seabrook Unit 2 to which it has assigned no value. On November 6, 1986, the joint owners of the Seabrook Project, recognizing that Seabrook Unit 2 had been canceled, voted to dispose of the Unit. Certain assets of Seabrook Unit 2 have been and are being sold from

                          GREAT BAY POWER CORPORATION

                               DECEMBER 31, 1995

time to time to third parties and or used in Seabrook Unit 1. Plans regarding disposition of Seabrook Unit 2 are now under consideration, but have not been finalized and approved. The Company is unable, therefore, to estimate the costs for which it would be responsible in connection with the disposition of Seabrook Unit 2. Monthly charges are required to be paid by the Company with respect to Seabrook Unit 2 in order to preserve and protect its components and various warranties. Any sales or transfers to Unit 1 of Unit 2 property or inventory are reflected in other income as gains on the sale or transfer of assets.

N. SEABROOK OUTAGE COSTS

     The Company's operating results and the comparability of these results on an interim and annual basis are directly impacted by the operations of the Seabrook Project, including the cyclical refueling outages (generally 18-24 months apart) as well as unscheduled outages. During outage periods at the Seabrook Project, the Company has no electricity for resale and consequently no revenues. Therefore the impact of outages on the Company's results of operations and financial position is materially adverse.

     The Company accrues for the incremental costs of the Seabrook Project's scheduled outages over the periods between those outages. However, the Company continues to expense the normal Seabrook operating and maintenance expenses as incurred. Therefore, the Company will incur losses during scheduled outage periods as a result of the combination of the lack of revenue and the recognition of normal recurring operation and maintenance costs as well as the continuing depreciation of the Utility Plant. Based on expected fuel consumption, the Seabrook plant management has scheduled the next refueling outage for June 1997 at an estimated cost of $20 million. The Company's share is approximately $2.4 million. The estimate is based on a number of assumptions. Changes in assumptions for such things as labor and contractor costs, required repairs and days to perform the outage and plant operations in the interim, could cause this estimate to change in the near term.

2. NUCLEAR ISSUES

     Like other nuclear generating facilities, the Seabrook Project is subject to extensive regulation by the NRC. The NRC is empowered to authorize the siting, construction and operation of nuclear reactors after consideration of public health, safety, environmental and anti-trust matters.

     The NRC has promulgated numerous requirements affecting safety systems, fire protection, emergency response planning and notification systems, and other aspects of nuclear plant construction, equipment and operation. The Company has been, and may be, affected to the extent of its proportionate share by the cost of any such modifications to Seabrook Unit 1.

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

A. NUCLEAR FUEL

     The Seabrook Project's joint owners have made, or expect to make, various arrangements for the acquisition of uranium concentrate, the conversion, enrichment, fabrication and utilization of nuclear fuel and

                          GREAT BAY POWER CORPORATION

                               DECEMBER 31, 1995

the disposition of that fuel after use. The owners and lead participants of each United States nuclear unit have entered into contracts with the DOE for disposal of spent nuclear fuel, in accordance with the NWPA. The NWPA requires (subject to various contingencies) that the federal government design, license, construct and operate a permanent repository for high level radioactive wastes and spent nuclear fuel and establish prescribed fees for the disposal of such wastes and fuel. The NWPA specifies that the DOE provide for the disposal of such wastes and spent nuclear fuel starting in 1998.

     Objections on environmental and other grounds have been asserted against proposals for storage as well as disposal of spent fuel. The DOE anticipates that a permanent disposal site for spent fuel will be ready to accept fuel for storage on or before the year 2010. However, the NRC, which must license the site, stated only that a permanent repository will become available by the year 2025. At the Seabrook Project, there is on-site storage capacity which, with minimal capital expenditures, should be sufficient for twenty years or until the year 2010. No near-term capital expenditures are anticipated to deal with any increase in storage requirements after 2010.

B. FEDERAL DEPARTMENT OF ENERGY ("DOE") DECONTAMINATION AND DECOMMISSIONING ASSESSMENT

     Title XI of the Energy Policy Act of 1992 (the "Policy Act") provides for decontaminating and decommissioning of the DOE's enrichment facilities to be partially funded by a special assessment against domestic utilities. Each utility's share of the assessment is to be based on its cumulative consumption of DOE enrichment services. As of December 31, 1995, the Company had accrued its pro rata estimated obligation of $738,000 related to the project's prior years' usage to be paid over the 15-year period beginning October 1, 1992.

C. PRICE ANDERSON ACT

     In accordance with the Price Anderson Act, the limit of liability for a nuclear-related accident is approximately $8.9 billion, effective November 18, 1994. The primary layer of insurance for this liability is $200 million of coverage provided by the commercial insurance market. The secondary coverage is approximately $8.7 billion, based on the 110 currently licensed reactors in the United States. The secondary layer is based on a retrospective premium assessment of $79.3 million per nuclear accident per licensed reactor, payable at a rate not exceeding $10 million per year per accident and a maximum of $20 million per year. In addition, the retrospective premium is subject to inflation based indexing at five year intervals and, if the sum of all public liability claims and legal costs arising from any nuclear accident exceeds the maximum amount of financial protection available, then each licensee can be assessed an additional 5% ($3.775 million) of the maximum retrospective assessment. With respect to the Seabrook Project, the Company would be obligated to pay its ownership share of any assessment resulting from a nuclear incident at any United States nuclear generating facility. The Company estimates its maximum liability per incident currently would be an aggregate amount of approximately $9.59 million per accident, with a maximum annual assessment of about $1.21 million per incident, per year.

     In addition to the insurance required by the Price Anderson Act, the NRC regulations require licensees, including the Seabrook Project, to carry all risk nuclear property damage insurance in the amount of at least $1.06 billion, which amount must be dedicated, in the event of an accident at the reactor, to the stabilization and decontamination of the reactor to prevent significant risk to the public health and safety.

D. NUCLEAR INSURANCE

     Insurance has been purchased by the Seabrook Project from Nuclear Electric Insurance Limited ("NEIL") to cover the costs of property damage, decontamination or premature decommissioning resulting from a nuclear incident and American Nuclear Insurance/Mutual Atomic Energy Liability Underwriters

                          GREAT BAY POWER CORPORATION

                               DECEMBER 31, 1995

("ANI") to cover workers claims. All companies insured with NEIL and ANI are subject to retroactive assessments, if losses exceed the accumulated funds available to NEIL and ANI, respectively. The maximum potential assessment against the Seabrook Project with respect to losses arising during the current policy years are $26.4 million. The Company's liability for the retrospective premium adjustment for any policy year ceases six years after the end of that policy year unless prior demand has been made.

     The Company purchased additional business interruption insurance from NEIL with the current policy in effect from December 22, 1995 until September 15, 1996. NEIL business interruption insurance is designed to pay a weekly indemnity in the event of a prolonged outage at Seabrook resulting from property damage occurring from a "sudden fortuitous event, which happens by chance, is unexpected and unforeseeable." The Company is seeking $520,000 of weekly indemnity with a limit of liability of $70.3 million. This policy has an annual premium of $129,000 and for the period ending December 31, 1995 the Company expensed $3,520 related to this policy. Under the terms of this policy, the Company is subject to a potential retrospective premium adjustment of $647,000 should NEIL's board of directors deem that additional funds are necessary to preserve the financial integrity of NEIL. There has never been a retrospective adjustment since NEIL was founded in 1980. The liability for this retrospective premium adjustment ceases six years after the end of the policy unless prior demand has been made.

3. TAXES ON INCOME

     The following is a summary of the (benefit) provision for income taxes for the year ended December 31, 1995, the period from November 24 to December 31, 1994, and the period from January 1 to November 23, 1994:

                                                            SUCCESSOR         PREDECESSOR
                                                        -----------------     -----------
                                                                               JANUARY 1
                                                         NOVEMBER 24 TO           TO
                                                          DECEMBER 31,         NOVEMBER
                                                        -----------------         23,
                                                         1995       1994         1994
                                                        -------     -----     -----------
                                                                     (000'S)
    Federal
      Current.........................................  $(8,065)    $(353)      $(11,253)
      Deferred........................................    8,011       447         11,253
                                                        -------     -----       --------
                                                            (54)       94             --
    State
      Current.........................................   (1,923)      (84)        (2,684)
      Deferred........................................    1,923        84          2,684
                                                        -------     -----       --------
                                                             --        --             --
                                                        -------     -----       --------
         Total (benefit) provision....................  $   (54)    $  94       $     --
                                                        =======     =====       ========

                          GREAT BAY POWER CORPORATION

                               DECEMBER 31, 1995

     Accumulated deferred income taxes consisted of the following at December 31, 1995 and 1994:

                                                                        1995        1994
                                                                       -------     -------
                                                                             (000'S)
    Assets
      Net operating loss carryforwards...............................  $64,957     $54,472
      Decommissioning expense........................................      618         325
      Utility plant..................................................       --       1,009
      Unfunded pension expense.......................................      225         102
      Accrued outage expense.........................................       43          84
      Inventory......................................................      196          --
    Liabilities
      Utility plant..................................................   (7,250)         --
                                                                       -------     -------
    Accumulated deferred income tax asset............................   58,789      55,992
    Valuation allowance..............................................  (58,789)    (56,086)
                                                                       -------     -------
    Accumulated deferred income tax asset (liability) net............  $    --     $   (94)
                                                                       =======     =======

     The total income tax provision set forth above represents 0% in the year ended 1995, 34% in the period from November 24 to December 31, 1994 and 0% in the period from January 1, 1994 to November 23, 1994 of income before such taxes. The following table reconciles the statutory federal income tax rate to those percentages:

                                                           SUCCESSOR          PREDECESSOR
                                                       ------------------     -----------
                                                                               JANUARY 1
                                                         NOVEMBER 24 TO           TO
                                                          DECEMBER 31,         NOVEMBER
                                                       ------------------         23,
                                                        1995         1994        1994
                                                       -------       ----     -----------
                                                             (DOLLARS IN THOUSANDS)
    (Loss) Income before taxes.......................  $(6,113)      $276      $ 131,385
    Federal statutory rate...........................       34%        34%            34%
    Federal income tax (benefit) expense at statutory
      levels.........................................   (2,078)        94         44,671
    Increase (Decrease) from statutory levels
      State tax net of federal tax benefit...........   (1,269)       (55)          (913)
      Valuation allowance............................    2,703         49            858
      Income of decommissioning trust................      305          6             55
      Benefit from reorganization....................       --         --        (44,671)
      Other..........................................      285         --             --
                                                       -------       ----     -----------
    Effective federal income tax expense.............  $   (54)      $ 94      $      --
                                                       =======       ====     =============

     Valuation allowances have been provided against any deferred tax assets, net due to the limitations on the use of carryforwards, discussed below and the uncertainty associated with future taxable income. The valuation allowance of $56,086,000 as of December 31, 1994, if subsequently recognized will be allocated directly to paid in capital.

     As of December 31, 1995, the Company has an estimated $167 million in net operating loss carryforwards ("NOL's") that expire between the years 2005 to 2010. However, because the Company has experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Tax Code"), an annual limitation has been imposed on the ability of the Company to use $136 million of these carryforwards. The Company's best estimate at this time is that the annual limitation is approximately $5.5 million, and therefore, the ability to use $136 million in NOL's is restricted.

                          GREAT BAY POWER CORPORATION

                               DECEMBER 31, 1995

4. COMMON STOCK RESTRICTIONS

     The Company has never paid cash dividends on the Common Stock. The Company currently expects that it will retain all of its future earnings and does not anticipate paying a dividend in the foreseeable future.

5. CAPITAL EXPENDITURES

     The Company's cash construction expenditures, including nuclear fuel, are estimated to be approximately $2.7 million in 1996 and to aggregate approximately $21.5 million for the years 1997 through 2000.

6. UNITIL POWER PURCHASE AGREEMENT AND POWER PURCHASE OPTION

     The Company has entered into an agreement (the "Power Purchase Agreement"), dated as of April 1, 1993 with UNITIL Power Corporation ("UNITIL Power"), a wholly owned subsidiary of UNITIL Corporation ("UNITIL"), which provides for the Company to sell to UNITIL Power approximately 10MW of power. The Power Purchase Agreement commenced on May 1, 1993 and runs through October 31, 2010. During the first year, the price of power under the Power Purchase Agreement was 5.0 cents per kilowatt hour (kWh). Thereafter, the price is subject to increase in accordance with a formula which provides for adjustments at less than the actual rate of inflation. UNITIL Power has the option to extend the Power Purchase Agreement for an additional twelve years to 2022.

     The Power Purchase Agreement is front-end loaded whereby UNITIL Power pays higher prices, on an inflation adjusted basis, in the early years of the Agreement and lower prices in later years. The average price per kWh and the contract formula rate in the contract are fixed over the life of the contract, so that any excess cash received in the beginning of the contract will be returned by the end of the contract, provided the contract does not terminate early. The difference between revenue billed under each rate is recorded in a "Balance Account" which increases annually to $4.1 million in 1998, then decreases annually, reaching zero in 2001. Therefore, contract revenue is recorded under Generally Accepted Accounting Principles and Emerging Issues Task Force Ruling 91-6 based on the contract rates and no liability for the "Balance Account" is recognized provided that it is not probable that the contract will terminate early. Management believes it is not probable that either party will terminate this contract prior to the end of its initial term. The balance in the balance account as of December 31, 1995 is approximately $2.0 million.

     To secure the obligation of the Company under the Power Purchase Agreement and to repay to UNITIL Power the amounts in the balance account, if the contract terminates early, the Power Purchase Agreement grants UNITIL Power a mortgage on the Company's Seabrook Interest. This mortgage granted to UNITIL Power is junior only to the existing mortgage on the Seabrook Interest granted pursuant to the Third Stipulation and any successor first mortgage financing up to a maximum amount of $80,000,000. The Power Purchase Agreement further provides that UNITIL Power's second mortgage will rank pari passu with other mortgages that may hereafter be granted to other purchasers of power from the Company to secure similar obligations, provided that the maximum amount of indebtedness secured by the first mortgage on the Seabrook Interest does not exceed $60,000,000, and provided that the combined total of all second mortgages on the Seabrook Interest does not exceed the sum of (a) $80,000,000 less the total amount of the Company's debt then outstanding which is secured by a first mortgage plus (b) $57,000,000.

     In addition to the Power Purchase Agreement, the Company also has entered into an agreement (the "Power Purchase Option Agreement") with UNITIL Power under which the Company will grant UNITIL Power the option to purchase during the period from November 1, 1998 through October 31, 2018, approximately 15MW of electricity at 6.5 cents per kWh, subject to adjustment in accordance with a formula. UNITIL Power will be required to exercise its option under the Power Purchase Option Agreement on or before the earlier of (a) October 31, 1996, and
(b) 30 days after the first date on which the Company is

                          GREAT BAY POWER CORPORATION

                               DECEMBER 31, 1995

prepared to commit to sell, for a minimum of 10 years, all or any part of the last remaining 15 MW of electricity from Seabrook Unit 1 to which the Company is entitled.

7. PECO SERVICES AGREEMENT AND WARRANT AGREEMENT

     The Company has entered into a Services Agreement (the "Services Agreement"), dated November 3, 1995 with PECO Energy Company (PECO). As exclusive agent for the Company, PECO will market the Company's approximately 130MW of uncommitted capacity generated by Great Bay Power's 12% ownership in the Seabrook Nuclear Power Plant. The Services Agreement commenced on November 3, 1995 and runs through December 31, 1997. PECO pays the Company a reservation fee based on the hours during which Seabrook generates energy. The Company pays PECO a service fee based on net revenues and a Seabrook operating capacity factor. This service from PECO is expected to permit the Company to compete more effectively for firm, all requirements power contracts. The arrangement also provides for the Company and PECO to jointly pursue other opportunities which are intended to maximize the value of the Company's interest in Seabrook.

     The Company entered into another agreement with PECO, also dated November 3, 1995, whereby PECO agreed to purchase a warrant from the Company for $1,000,000. The warrant grants to PECO the right to purchase 420,000 shares of the Company s $.01 par value common stock (4.99% of the total shares outstanding) at an exercise price of the higher of (1) $9.75 per share, or (2) the highest trading price per share of the Company's common stock prior to the expiration date. The purchase price for the warrant will be credited toward the purchase price for the shares upon exercise of the warrant. The warrant expires on September 30, 1996 unless extended because the Seabrook facility fails to maintain a 60% capacity factor for the first 9 months of 1996, in which case the expiration date is extended until the earlier of such time as Seabrook's rolling 12-month capacity factor equals or exceeds 60% or December 31, 1997. If PECO exercises the warrant to acquire 4.99% of the Company, the marketing agreement will be extended to December 31, 1998.

8. TRANSACTIONS WITH RELATED PARTIES

     The Company entered into two other agreements with affiliates of UNITIL.

     A Management and Administrative Services Agreement was in effect during 1995 between the Company and UNITIL Resources, Inc. ("UNITIL Resources"), a wholly owned subsidiary of UNITIL until December 31, 1995. The Management and Administrative Services Agreement went into effect on November 23, 1994 and provided for UNITIL Resources to provide a full range of services to the Company, including management, accounting and bookkeeping, budgeting and regulatory compliance. Under the Management and Administrative Services Agreement, the Company was paying UNITIL Resources $225,000 per year for senior executive management services and was paying for day-to-day operational services by paying an amount equal to the cost of providing those services plus 25% of such cost. For the year ended December 31, 1995 and for the period from November 24, 1994 to December 31, 1994, the Company expensed $591,352 and $52,900 respectively related to this agreement. The Management and Administrative Services Agreement had an automatically renewing one year term, except that either the Company or UNITIL Resources may terminate without cause on 60 days prior written notice. The Company gave notice and terminated this agreement on December 31, 1995.

     The Company's marketing efforts were provided by UNITIL Resources until December 31, 1995. Under the terms of this Marketing Agreement with UNITIL Resources, the Company was paying UNITIL Resources all costs incurred by UNITIL Resources to obtain new sales contracts plus a commission for sales of power. The amount of the commission payable varied based on the length of the power sale contracts and prices obtained. For the year ended December 31, 1995 and for the period from November 24, 1994 to

                          GREAT BAY POWER CORPORATION

                               DECEMBER 31, 1995

December 31, 1994, the Company expensed $333,138 and $11,500, respectively, related to this agreement. This agreement was also terminated as of December 31, 1995.

     The Company leases its headquarters space under an expense sharing agreement with TILTEC, a company owned by the Company's President. Under the agreement, TILTEC provides the Company with furnished office space and administrative support services for a total fee of $7,400 per month. The expense sharing agreement has a one year term and provides for automatic one year renewals. Either party may terminate the agreement on 60 days prior written notice to the other party.

     Prior to February 5, 1993, the Predecessor was a wholly-owned subsidiary of EUA. EUA has interests in other retail and wholesale utility companies, a service corporation, and other non-utility companies. Transactions between the Predecessor and EUA affiliated companies prior to the reorganization include accounting, engineering and other services rendered by EUA Service of approximately $116,000 for the period from January 1, 1994 to November 23, 1994.

9. STOCK OPTION PLAN

     On April 24, 1995, the Board of Directors of the Company established the 1995 Stock Option Plan (the "Plan"), subject to shareholder approval. The purpose of the Plan is to secure for the Company and its shareholders the benefits arising from capital stock ownership by employees, officers and directors of, and consultants or advisors to, the Company who are expected to contribute to the Company's future growth and success. Options granted pursuant to the Plan may be either incentive stock options meeting the requirements of
Section 422 of the Internal Revenue Code or non-statutory options which are not intended to meet the requirements of Section 422. The maximum number of shares of Common Stock which may be issued and sold under the Plan is 600,000 shares. The Plan will be administered by the Board of Directors of the Company and may be modified or amended by the Board in any respect, subject to shareholder approval in certain instances. Shareholder approval of the Plan has not yet been sought or obtained. The Company expects the Plan to be approved by shareholders at the Company's annual meeting scheduled to be held in April 1996.

     To date, the following options have been granted under the Plan:
                                                                  NUMBER OF     AVERAGE OPTION
                                                                   SHARES           PRICE
                                                                  ---------     --------------
    1995 Activity
      Granted...................................................   335,000           8.17
      Exercised.................................................        --             --
      Canceled..................................................        --             --
    Outstanding at December 31, 1995............................   335,000

10. NEW ACCOUNTING PRONOUNCEMENTS

     In March 1995, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets and requires that assets which are no longer probable of recovery be charged to earnings. The Company adopted SFAS No. 121 on January 1, 1996, and the adoption did not have a material impact on the Company's financial position or results of operations.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires that financial statements include certain disclosures related to stock-based employee compensation arrangements regardless of the method used to account for them. The Company does not plan to adopt the accounting under this

                          GREAT BAY POWER CORPORATION

                               DECEMBER 31, 1995

pronouncement but rather adopt the required audited pro forma disclosure. Based on arrangements used by the pronouncement, the pro forma effects on earnings and earnings per share are not expected to be material.

11. PROPERTY TAXES

     In December 1995, the Town of Seabrook, New Hampshire (the "Town") issued a bill for property taxes for the second half of 1995 to "North Atlantic Energy Corp., et al." The Town informed the Company that it believed the Company's share of this bill was equal to $1,293,000. The Company has refused to pay the bill because the Company believes that the Town's assessment of the Company's interest in the Seabrook Project is greatly overstated and because the bill fails to recognize the Company as an independent taxpayer with a separately assessed and valued parcel of real estate. While the Company refused to pay the December property tax bill, the Company has accrued the $1,293,000 related to the bill. No litigation resulting from the Company's refusal to pay such tax bill is pending, but the Town has available to it a variety of remedies for the nonpayment of taxes, including placing a lien on the property. Management is unable to express an opinion as to the likely outcome of this matter.

12. SUBSEQUENT EVENTS

     On January 18, 1996, the Company held a special meeting of stockholders. At the special meeting, the stockholders approved the following amendments to the Company s Restated Articles of Incorporation: (1) the number of authorized shares of common stock was increased from 8,000,000 to 20,000,000 shares; (2) 5,000,000 shares of undesignated Preferred Stock were authorized, the terms and rights of which may be designated from time to time by the Board of Directors;
(3) a provision requiring the affirmative vote of the holders of at least 75% of the shares of capital stock issued and outstanding to amend, repeal or adopt any provision inconsistent with the Articles of Incorporation was deleted; and (4) a provision eliminating any preemptive rights of the Company's stockholders to acquire shares issued by the Company was added.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Director of Great Bay Power Corporation:

     We have audited the statements of loss and retained (deficit) earnings and cash flows for the year ended December 31, 1993 of Great Bay Power Corporation (formerly EUA Power Corporation; the "Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express our opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
April 7, 1994, except as to the
information presented in
Note I, for which the date is
November 23, 1994

                          GREAT BAY POWER CORPORATION
                         (F.K.A. EUA POWER CORPORATION)

                               STATEMENT OF LOSS
                               DECEMBER 31, 1993
                      (DEBTOR-IN-POSSESSION)(IN THOUSANDS)

Operating Revenues...............................................................    $24,620
                                                                                     -------
Operating Expenses:
     Fuel........................................................................      6,869
     Other Operation.............................................................     13,052
     Maintenance.................................................................      3,070
     Depreciation and Decommissioning............................................      9,020
     Taxes Other Than Income.....................................................      3,878
     Income Tax (Credit).........................................................       (630)
     Deferred Taxes (Credit).....................................................     (3,421)
                                                                                     -------
          Total Operating Expenses...............................................     31,838
                                                                                     -------
Operating (Loss).................................................................     (7,218)
Deferred Income Taxes............................................................       (459)
Other Income -- Net..............................................................        226
Reorganization Expenses..........................................................      1,867
                                                                                     -------
          Income Before Interest Charges.........................................     (9,318)
                                                                                     -------
Interest Charges:
     Interest on Long-Term Debt (Contractual Interest Expense for 1993 was
      $48,929,510)
     Other Interest Expense (Contractual Interest Expense for 1993 was
      $144,763)..................................................................        115
                                                                                     -------
          Net Interest Charges (Deductions)......................................        115
                                                                                     -------
Net Loss.........................................................................    $(9,433)
                                                                                     =======

                          GREAT BAY POWER CORPORATION
                         (F.K.A. EUA POWER CORPORATION)

                    STATEMENT OF RETAINED (DEFICIT) EARNINGS
                         YEARS ENDED DECEMBER 31, 1993
                      (DEBTOR-IN-POSSESSION)(IN THOUSANDS)

Retained (Deficit) Earnings -- Beginning of Year:..............................    $(130,360)
Net Loss.......................................................................       (9,433)
                                                                                   ---------
Retained (Deficit) Earnings -- End of Year.....................................    $(139,793)
                                                                                   =========

Note 1 -- Other than the changes to Retained Earnings resulting from the Net Loss of $9,433,000, there was no change in the Equity of the Company during the year ended December 31, 1993.

       (The accompanying notes are an integral part of these statements.)

                          GREAT BAY POWER CORPORATION
                         (F.K.A. EUA POWER CORPORATION)

                            STATEMENTS OF CASH FLOW
                               DECEMBER 31, 1993
                      (DEBTOR-IN-POSSESSION)(IN THOUSANDS)

Cash Flow From Operating Activities:
Net Loss...........................................................................  $(9,433)
                                                                                     -------
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
     Depreciation and Amortization.................................................    8,124
     Amortization of Nuclear Fuel..................................................    5,818
     Deferred Taxes................................................................   (2,962)
     Investment Tax Credit, Net....................................................     (630)
     Other -- Net..................................................................    1,026
Net Changes of Working Capital:
     Accounts Receivable...........................................................      (97)
     Accounts Payable..............................................................     (122)
     Accrued Taxes.................................................................      139
     Other -- Net..................................................................   (1,401)
                                                                                     -------
Net Cash (Used In) Provided from Operating Activities..............................      462
                                                                                     -------
Cash Flow From Investing Activities:
     Construction Expenditures.....................................................   (6,885)
                                                                                     -------
Net Cash (Used In) Provided From Investing Activities..............................   (6,885)
                                                                                     -------
Cash Flow From Financing Activities:
     Issuances:
          Debtor-in-Possession Financing...........................................    1,744
          Settlement Proceeds
                                                                                     -------
Net Cash Provided from Financing Activities........................................    1,744
                                                                                     -------
Net Increase (Decrease) in Cash....................................................   (4,679)
                                                                                     -------
Cash and Temporary Cash Investments at Beginning of Year...........................    4,817
                                                                                     -------
Cash and Temporary Cash Investments at End of Period...............................  $   138
                                                                                     =======

       (The accompanying notes are an integral part of these statements.)

                          GREAT BAY POWER CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1993

NOTE A -- BUSINESS:

     The Registrant, Great Bay Power Corporation (formerly known as EUA Power Corporation), is a New Hampshire corporation, incorporated in 1986, authorized by the NHPUC to engage in business as a public utility for the purposes of participating as a joint owner in the Seabrook Project, acquiring its 12.1% interest in the Seabrook Project and selling its share of the output of Seabrook Unit 1 for resale. The Company, organized as a wholly-owned subsidiary of EUA, became fully independent of EUA on February 5, 1993 in connection with the bankruptcy proceeding described in Note B -- Bankruptcy Proceeding. The Company became a wholesale generating company when Seabrook Unit 1 commenced commercial operation on August 19, 1990.

     On February 28, 1991, the Company filed a voluntary petition in the Bankruptcy Court for the District of New Hampshire for protection under Chapter 11 of the Bankruptcy Code. The Bankruptcy Court confirmed the Bondholders Committees' Fifth Amended Plan of Reorganization on March 5, 1993. After confirmation, the Company was unable to obtain the $45 million of debt financing contemplated by the Fifth Amended Plan of Reorganization. In February 1994, however, the Bondholders Committee obtained a commitment from Omega Advisers, Inc. ("Omega") or its designees to provide $35 million of equity financing for the Company (the "Omega Financing"). The Bondholders Committee prepared a First Modification to Fifth Amended Plan of Reorganization to reflect this change in financing and submitted a Supplemental Disclosure Statement describing that First Modification to the Bankruptcy Court for its approval. The Fifth Amended Plan of Reorganization, as modified by the First Modification is hereinafter referred to as the "Plan." The Bankruptcy Court approved the Supplemental Disclosure Statement at a hearing on March 11, 1994. The Plan is scheduled to be mailed to the Company's creditors for their approval on or before April 7, 1994. If the Creditors approve the Plan, the Company expects the Bankruptcy Court to confirm the plan in a hearing currently scheduled for May 13, 1994, although such confirmation cannot be assured. The Omega Financing and the Plan are subject to approval by certain regulatory authorities. On February 15, 1994 the Nuclear Regulatory Commission issued an order approving a transfer of control of the Company as contemplated by the Omega Financing and extending the deadline for completion of such transfer to June 30, 1994. There can be no assurance that other such approvals will be obtained. Moreover, the Omega Financing is not yet reduced to a definitive agreement. The Plan will not be circulated to creditors unless and until such a definitive agreement has been signed.

     The Omega Financing provides for the Company to sell its common stock representing a 60% ownership interest in the Company to Omega or its designees for an aggregate purchase price of $35 million. The 40% balance of the Company's common stock will be issued 34% to the Company's Bondholders in full payment and satisfaction of their secured claims and 6% to the Company's unsecured creditors with claims in excess of $25,000 in full payment and satisfaction of their claims. These unsecured claims consist primarily of the unsecured deficiency claims of the Bondholders under the Bonds. (See BANKRUPTCY PROCEEDING below for a discussion of the Company's bankruptcy proceeding and the Omega Financing.)

                          GREAT BAY POWER CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

     Seabrook Unit 1 is a 1,150 MW nuclear generating plant located in Seabrook, New Hampshire. The Company acquired its joint ownership interest in the Seabrook Project for approximately $174,000,000 in November 1986 from five New England electric utilities in independently negotiated transactions. At that time, construction of Seabrook Unit 1 was substantially completed. Because Seabrook Unit 2 had been canceled, the Company assigned no value to it. On March 29, 1991, the Company announced that it had provided an impairment reserve in 1990 against its investment in Seabrook Unit I, which was recorded effective on December 31, 1990. For financial statement reporting purposes, the Company valued its investment in Seabrook Unit I, including nuclear fuel but net of the related Series B and C Notes which it collateralizes as follows:

                                                   DECEMBER 31, 1990     DECEMBER 31, 1993
                                                   -----------------     -----------------
                                                               (IN THOUSANDS)
Net Investment...................................     $   340,640           $   311,932
Related Secured Debt.............................        (300,597)             (293,723)(1)
                                                   -----------------     -----------------
Net Carrying Amount..............................     $    40,043           $    18,209
                                                   =================     =================

(1) includes accrued interest of $14,126

     The ultimate value of the investment and the related debt (which is a liability subject to compromise) cannot be determined until the bankruptcy is resolved.

     The Company has no employees. John R. Stevens, president of EUA serves as president and sole director of the Company at the request and subject to the direction of the Bondholders Committee. Mr. Stevens expects to resign both positions on the Effective Date. Since the Company's organization, EUA Service, a wholly owned subsidiary of EUA, has provided, or arranged for, various management and professional services. Pursuant to various Bankruptcy Court orders, EUA Service continues to provide similar services to the Company. Under the terms of the Settlement Agreement (as discussed below), EUA Service will continue to provide, at cost, certain services to the Company at the request of the Bondholders Committee for a period of not more than two years from the effective date of the Settlement Agreement. However, such services specifically exclude the marketing of the Company's entitlement in Seabrook Unit 1 on a long-term basis. The Company has agreed with UNITIL that an affiliate of UNITIL will replace EUA Service in providing various services on the Effective Date. In addition, the Company has entered into a contract with an affiliate of UNITIL pursuant to which that affiliate is marketing the Company's share of electricity from Seabrook Unit 1.

NOTE B -- BANKRUPTCY PROCEEDING:

  Background:

     On February 28, 1991, the Company filed a voluntary petition in the Bankruptcy Court for the District of New Hampshire for protection under Chapter 11 of the federal Bankruptcy Code and has been conducting its business as a Debtor and Debtor-in-Possession under the provisions of the Bankruptcy Code. The Company filed such petition because the cash generated by short-term sales of electricity from its entitlement in Seabrook Unit 1 would have been insufficient to pay interest on its outstanding Secured Notes when interest became due on May 15, 1991 and the prospects for signing long-term power sales contracts prior to that date were minimal. The Company continues its efforts to market its entitlement to Seabrook Unit 1 under the direction of the Bondholders Committee.

  Settlement Agreement:

     On November 18, 1992, the Company, the Bondholders Committee and EUA entered into a Settlement Agreement which resolved certain adversary proceedings against EUA, brought, or threatened to be brought,

                          GREAT BAY POWER CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

by the Bondholders Committee including, (i) a claim for recovery of certain alleged preferential transfers in the aggregate amount of $38.5 million, plus interest; (ii) a threatened claim for the recovery of $100 million plus treble damages arising from, among other things, certain alleged breaches of fiduciary duties by EUA, EUA Service and the officers and directors of the Company; and,
(iii) certain matters arising out of tax sharing agreements between EUA, its subsidiaries, and the Company. The Settlement Agreement also provided for the payment of $20 million to the Company by EUA. The Settlement Agreement further provided for the relinquishment by EUA of its equity interest in the Company and all claims filed in Bankruptcy Court by EUA and its affiliates against the Company. These claims related primarily to obligations of the Company guaranteed and paid by EUA, including $21 million of Solid Waste Disposal Facility Revenue Bonds, issued by the New Hampshire Industrial Development Authority on behalf of the Company and other notes payable. The settlement of these claims was recorded as a deferred credit on the Company's 1992 Balance Sheet, pending the ultimate outcome of the Bankruptcy Proceeding. The Settlement Agreement became effective on December 30, 1992 at which time EUA paid $20 million to the Company. The Company used a substantial portion of the proceeds from the Settlement Agreement to repay amounts outstanding under the First Stipulation (as described below) and to pay reorganization expenses and other operating expenses. The Company redeemed all of its outstanding equity securities which were held by EUA, at no cost, on February 5, 1993. The redeemed shares have been classified as treasury stock on the Company's financial statements as of December 31, 1993. As a result of the redemption, the Company is no longer part of the EUA System.

     Under the Settlement Agreement, EUA reaffirmed its guarantee of up to $10 million of the Company's share of future decommissioning costs of Seabrook Unit 1 and any costs of cancellation of Seabrook Unit 1 or Unit 2. EUA had guaranteed this obligation in 1990 in order to secure the release to the Company of a $10 million fund established by the Company for the same purpose at the time the Company acquired its Seabrook Interest. Further, under the Settlement Agreement, all of the officers and directors of the Company (except Mr. Stevens) resigned and the Company changed its name to Great Bay Power Corporation. EUA now has no ownership interest in the Company.

  Reorganization Plan:

     The Bankruptcy Court confirmed the Bondholders Committees Fifth Amended Plan of Reorganization on March 5, 1993. After confirmation, the Company was unable to obtain the $45 million of debt financing contemplated by the Fifth Amended Plan of Reorganization. In February 1994, however, the Bondholders Committee obtained a commitment from Omega or its designees to provide $35 million of equity financing for the Company. The Bondholders Committee prepared a First Modification to Fifth Amended Plan of Reorganization to reflect this change in financing and submitted a Supplemental Disclosure Statement describing that First Modification to the Bankruptcy Court for its approval. The Bankruptcy Court approved the Supplemental Disclosure Statement at a hearing on March 11, 1994. The Plan is scheduled to be mailed to the Company's creditors for their approval on or before April 7, 1994. If the Creditors approve the Plan, the Company expects the Bankruptcy Court to confirm the Plan in a hearing currently scheduled for May 13, 1994, although such confirmation cannot be assured. The Omega Financing and the Plan are subject to approval by certain regulatory authorities. On February 15, 1994 the Nuclear Regulatory Commission issued an order approving a transfer of control of the Company as contemplated by the Omega Financing and extending the deadline for completion of such transfer to June 30, 1994. There can be no assurance that other such approvals will be obtained. Moreover, the Omega Financing is not yet reduced to a definitive agreement. The Plan will not be circulated to creditors unless and until such a definitive agreement has been signed.

     The Omega Financing provides for the Company to sell its common stock representing a 60% ownership interest in the Company to Omega or its designees for an aggregate purchase price of $35 million. The 40% balance of the Company's common stock will be issued 34% to the Company's Bondholders in full payment

                          GREAT BAY POWER CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

and satisfaction of their secured claims pursuant to the Bonds and 6% to the Company's unsecured creditors with claims in excess of $25,000 in full payment and satisfaction of their claims. These unsecured claims consist primarily of the unsecured deficiency claims of the Bondholders under the Bonds. The holders of unsecured claims of less than $25,000, other than those unsecured claims resulting from the ownership of the Secured Notes, will be paid 50% of the amounts of their claims allowed by the Bankruptcy Court in cash on the Effective Date. The Plan requires that prior to the Effective Date the Bondholders Committee obtain the Omega Financing.

     Although a bar date for all claims has been entered and passed, claims arising from the rejection of contracts or claims which the Bankruptcy Court permits to be filed notwithstanding the bar date may dilute the percentage of the unsecured claims held by the Secured Bondholders. All of the previously issued and outstanding equity securities of the Company have been redeemed by the Company. The CICs issued in connection with the Series B Notes or otherwise will be extinguished on the Effective Date. After the Effective Date, the equity of the Company will be represented by a single class of common stock. The Company will use good faith efforts to list its shares of common stock so that they will be tradeable on the American Stock Exchange or the NASDAQ National Market System.

     The Bondholders Committee has appointed or will appoint agents to manage the Company's business and to market the Company's share of Seabrook electricity. During the period between the Confirmation of the Plan and the Effective Date, those agents are to report to the Bondholders Committee and, to the extent actions are to be taken outside of the ordinary course of business, such actions shall be subject to the approval of the Bankruptcy Court and regulatory bodies with jurisdiction under applicable law. John R. Stevens, president of EUA, expects to resign as president and director of the Company on the Effective Date. The Bondholders Committee has disclosed the names of two individuals proposed to serve on the Board of Directors (the New Board) of the Company after the Effective Date. The proposed two members of the New Board are John A. Tillinghast and Walter H. Goodenough. The Bondholders Committee is also considering other candidates to serve as members of the New Board. The persons who will serve on the New Board will be finally determined before the Effective Date. The New Board will take office upon the Effective Date. The New Board will serve until its members resign or are replaced in accordance with New Hampshire corporate law and the requirements of the Company's charter and by-laws.

     The effectiveness of the Plan is conditioned upon obtaining plan of reorganization financing and approvals from various regulatory agencies including the NRC. The Company has obtained the approval of the NRC, provided the Company obtains plan of reorganization financing. The Company cannot predict whether it will be able to obtain plan of reorganization financing or whether the plan, or any other plan if filled, will be approved by the various regulatory agencies having jurisdiction.

  DIP Financing:

     The Company is required under the JOA to pay its share of Seabrook Unit 1 and Seabrook Unit 2 expenses including, without limitation, operations and maintenance expenses, construction and nuclear fuel expenditures and decommissioning costs, regardless of Seabrook Unit 1's operations. Under certain circumstances, a failure by the Company to make its monthly payments under the JOA could adversely affect its entitlement in Unit 1. At current market prices, the cash generated by such electricity sales continues to be less than the Company's on-going cash requirements.

     On August 29, 1991, the Bankruptcy Court approved a Stipulation and Consent Order (the First Stipulation) with respect to DIP Financing to be provided by certain joint owners of Seabrook for the benefit of the Company. The First Stipulation was entered into by the Company and CL&P and UI (the Participating Joint Owners), two of the other eleven joint owners of the Seabrook Project, as well as the Bondholders Committee. The First Stipulation was also approved by the NHPUC and the SEC under the 1935 Act.

                          GREAT BAY POWER CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

     On July 21, 1992, the Bankruptcy Court issued a procedural order permitting an extension of the First Stipulation. For the period after September 30, 1992 until March 5, 1993, the procedural order permitted continued debtor-in-possession financing on a month-to-month basis at the sole discretion of the Participating Joint Owners terminable on 30 days notice. The Bankruptcy Court issued a second procedural order on September 8, 1992 increasing to $22 million from $15 million the amount of advances outstanding at any one time permitted under the First Stipulation. The Participating Joint Owners continued to advance funds under the First Stipulation, as amended, until the amounts advanced thereunder were repaid with the proceeds of the Company's Settlement Agreement with EUA. The First Stipulation expired on March 5, 1993.

     A second stipulation was entered into by the Company and the Participating Joint Owners and was approved by the Bankruptcy Court and various regulatory authorities. However, that stipulation did not become effective, and on March 5, 1993, the Company and the Participating Joint Owners entered into a third stipulation (the Third Stipulation) which was approved by the Bankruptcy Court.

     The Third Stipulation provides that the Participating Joint Owners shall provide up to a maximum of $20 million in advances to the Company to enable the Company to pay its pro rata share of the Seabrook Project's operating expenses, expenses of the Company in connection with its Chapter 11 proceedings and certain other costs of operation of the Company. Pursuant to the Third Stipulation, the advances made by the Participating Joint Owners bear an interest rate equal to the prime rate of The First National Bank of Boston plus 7% per annum. The Third Stipulation provides the Participating Joint Owners with a priority lien on all the Company's assets, which lien has priority over the Bondholders' mortgage. The Third Stipulation further provides that in the event of a default thereunder, the Participating Joint Owners are entitled to purchase the Company's Seabrook Interest for 75% of the lesser of fair market value or book value and to apply all or part of the amounts owing under the Third Stipulation against the purchase price. The Third Stipulation terminates on the earliest to occur of (a) July 1, 1994, (b) the Effective Date or the closing of a sale of all or substantially all of the Company's assets or business, and (c) an event of default under the terms of the Third Stipulation. The Company is in default of the Third Stipulation for, among other reasons, failure to obtain financing for the Plan by the date required in the Third Stipulation. Although the Company has been in default since November 1, 1993, the Participating Joint Owners have continued to provide financing pursuant to the Third Stipulation. There is, however, no assurance that they will continue to do so. As of March 25, 1994, outstanding advances under the Third Stipulation were approximately $2.2 million in the aggregate.

  Other Matters:

     The Company's reorganization expenses are subject to approval by the Bankruptcy Court. For the period March 1, 1991 through August 31, 1993, professionals have submitted fees and expenses in the amount of approximately $5.9 million to the Bankruptcy Court for its approval, and the Bankruptcy Court has provisionally authorized, subject to its review at the conclusion of the Chapter 11 proceeding, payments of approximately $4.5 million. The Company has paid amounts provisionally authorized by the Bankruptcy Court, and those are reflected on the Company's Statement of Loss during the period in which they have been paid. Other submitted, but not provisionally authorized, expenses have not been recorded.

     Since August 31, 1993, no hearings on approval of reorganization expenses have been held and no requests for allowance for such expenses have been made. According to the Supplemental Disclosure Statement, the Bondholders Committee has budgeted reorganization expenses payable on closing of the Omega Financing and subject to Bankruptcy Court approval of $4.5 million.

     Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under the Bankruptcy Code are stayed while the Company continues business operations as debtor-in-possession. These claims are reflected in the Company's Balance Sheet as of December 31, 1993 and December 31, 1992 as "Liabilities Subject to Compromise." Additional claims (Liabilities Subject to

                          GREAT BAY POWER CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

Compromise) may arise subsequent to the filing date resulting from rejection of executory contracts and from the determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed contingent and disputed claims. Enforcement of claims secured by certain of the Company's assets (secured claims) also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims, principally the Secured Notes, are secured by an interest in certain Seabrook Project assets of the Company, principally realty and personalty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     SYSTEM OF ACCOUNTS: The accounting policies and practices of the Company are subject to regulation by FERC with respect to its rates and accounting. The accounts of the Company are maintained in accordance with the uniform system of accounts prescribed by FERC.

     UTILITY PLANT AND DEPRECIATION: Utility plant is stated at original cost. The cost of additions to utility plant includes contracted work, direct labor and material, allocated overhead, allowance for funds used during construction and indirect charges for engineering and supervision. For financial statement purposes, depreciation is computed on the straight-line method based on the estimated useful life of Seabrook Unit 1. Since the commencement of commercial operation, the provision for depreciation for the Company has been calculated at 2.5%.

     OPERATING REVENUES: Revenues are based on billing rates authorized by FERC and are recognized when billed.

     INCOME TAXES: The general policy of the Company with respect to accounting for federal income taxes is to reflect in income the estimated amount of taxes currently payable and to provide for deferred taxes on certain items subject to temporary differences to the extent permitted by the various regulatory commissions. It is the policy of the Company to defer the investment tax credits and to amortize these credits over the productive lives of the related assets.

     TRANSACTIONS WITH AFFILIATES: Prior to February 5, 1993, the Company was a wholly-owned subsidiary of EUA. EUA has interests in other retail and wholesale utility companies, a service corporation, and other non-utility companies.

     Transactions between the Company and EUA affiliated companies include the following: accounting, engineering and other services rendered by EUA Service of approximately $209,000 in 1993. Transactions with other affiliated companies are subject to review by applicable regulatory commissions (See Note D -- Income Taxes).

     CASH AND TEMPORARY CASH INVESTMENTS: The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents.

                          GREAT BAY POWER CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

NOTE D -- INCOME TAXES:

     Components of income tax expense for the year 1993 is as follows:

                                                                         1993
                                                                    ---------------
                                                                    (IN THOUSANDS)
          Federal:
               Current..........................................        $
               Deferred.........................................         (3,421)
               Investment Tax Credit, Net.......................           (630)
                                                                    ---------------
          Total Charge to Operations............................         (4,051)
                                                                    ---------------
          Charged to Other Income:
               Current..........................................
               Deferred.........................................            459
                                                                    ---------------
          Total charged to Other Income.........................            459
                                                                    ---------------
          Total.................................................        $(3,592)
                                                                    ===============

     Total income tax expense (credit) was different from the amounts computed by applying federal income tax at statutory rates to book income subject to tax for the following reasons:

                                                                         1993
                                                                    ---------------
                                                                    (IN THOUSANDS)
          Federal Income Tax (FIT) Computed at Statutory
            Rates...............................................        $(4,559)
          Increases (Decreases) in Tax from:
               Depreciation of Equity AFUDC.....................            548
               Amortization of ITC..............................           (630)
               FIT Net Operating Loss Carryforward..............            926
               Nuclear Decommissioning Costs....................            313
               Other............................................           (190)
                                                                    ---------------
          Total Income Tax Expense (Credit).....................        $(3,592)
                                                                    ===============

     The provision for deferred taxes resulting from temporary differences is comprised of the following:

                                                                         1993
                                                                    ---------------
                                                                    (IN THOUSANDS)
          Debt Component of AFUDC...............................        $(1,458)
          Capitalized Overheads.................................            (59)
          Excess Tax Depreciation...............................          7,181
          Net Operating Loss Carryforward.......................         (8,724)
          Provision for Estimated Loss on Seabrook Investment...            459
          Other.................................................           (361)
                                                                    ---------------
               Total............................................        $(2,962)
                                                                    ===============

     The Company adopted FAS96 in 1990 which requires the use of the liability method to record deferred income taxes for temporary differences that are reported in different years for financial reporting and tax purposes. Under the liability method adopted by FAS96, deferred tax liabilities or assets are computed using the tax rates that will be in effect when the temporary differences reverse. Generally, for regulated companies, the changes in tax rates applied to accumulated deferred income taxes may not be immediately recognized in operating results because of rate making treatment and provisions in the Tax Reform Act of 1986.

     The Company has filed consolidated income tax returns together with EUA and other EUA affiliates. As a result of such consolidated filings, certain federal income tax benefits available to the Company have reduced the federal income tax obligations of EUA and such other EUA affiliates. Under a tax allocation

                          GREAT BAY POWER CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

agreement between EUA and its subsidiaries, EUA and its subsidiaries compensate each other for the use of the tax benefits.

     As a result of the redemption of the Company's outstanding common stock, the Company was deconsolidated from the EUA tax group effective February 5, 1993. Under the terms of the Settlement Agreement, EUA is entitled to utilize the Company's tax credits to reduce EUA's 1993 consolidated tax liability without compensation (see Note B - Bankruptcy Proceeding). The Company will be included in EUA's consolidated tax return for the years 1992 and 1993. However, the Company's net operating losses of approximately $25 million arising from its post February 5, 1993 activities will not be included in the EUA consolidated tax return for 1993, and have been treated as available to the Company.

     To the extent that the Company's carryforwards of net operating losses, investment tax credits, alternative minimum tax credits, and deductions attributable to built in losses are available after the Company is no longer part of the consolidated return, the Company's ability to utilize these carryforwards will be significantly limited due to the impact of provisions of the tax law relating to the treatment of debt forgiveness in bankruptcy and the effect of changes in the ownership of the Company. The precise impact of these limitations cannot be determined until the Bankruptcy proceeding has concluded. In 1992, the Company reversed all accumulated tax benefits relating to carryforwards of net operating losses and alternative minimum tax credits to reflect the anticipated imposition of the limitations and the impact of the Settlement Agreement.

NOTE E -- CAPITAL STOCK:

     COMMON STOCK: On December 31, 1993, the Company had issued and outstanding, no shares of its Common Stock, par value $.01.

     PREFERRED STOCK: At December 31, 1993, the Company had outstanding no shares of preferred stock.

     Pursuant to the terms of the Settlement Agreements, on February 5, 1993 the Company redeemed all of its outstanding common and preferred stock, which were held by EUA, at no cost to the Company (See Note B -- Bankruptcy Proceeding). The redemption has been classified as treasury stock on the Company's financial statements as of December 31, 1993.

NOTE F -- LONG-TERM DEBT:

     As a result of the Bankruptcy filing, the Company is in default under the indenture pursuant to which the Secured Notes were issued. The current face amount of principal, and accrued interest to February 28, 1991, on the Company's Secured Notes is $279,597,200 and $14,126,174 respectively. The Secured Notes are collateralized in part principally with a security interest in the Company's 12.1% ownership interest in the realty and personalty of the Seabrook Project. As a result of the bankruptcy filing, the Company is in default under the indenture pursuant to which the Secured Notes were issued and ceased accruing interest expense as of February 28, 1991.

     The contractual interest expense on the Secured Notes in 1993 was approximately $49 million. In 1993, no interest was paid. The Company also had outstanding 180,000 CICs evidencing the right to receive additional payments contingent upon and measured by the Company's income in certain years following the commercial operation of Seabrook Unit 1. Under the Plan, the CICs have been extinguished. (See Note B -- Bankruptcy Proceeding)

     The Secured Notes and CICs are solely the obligation of the Company and are not guaranteed by EUA or any other person.

     The Series B Secured Notes, which have a stated maturity date of May 15, 1993, are redeemable at 100.125% of principal amount. The Series C Secured Notes have a stated maturity date of November 15, 1992.

                          GREAT BAY POWER CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

NOTE G -- COMMITMENTS AND CONTINGENCIES:

  Nuclear Power Issues

     Like other nuclear generating facilities, the Seabrook Project is subject to extensive regulation by the NRC. The NRC is empowered to authorize the siting, construction and operation of nuclear reactors after consideration of public health, safety, environmental and anti-trust matters. The NRC has promulgated numerous requirements affecting safety systems, fire protection, emergency response planning and notification systems, and other aspects of nuclear plant construction, equipment and operation. The Company has been, and may be, affected to the extent of its proportionate share by the cost of any such modifications to Seabrook Unit 1.

     Nuclear units in the United States have been subject to widespread criticism and opposition. Some nuclear projects have been canceled following substantial construction delays and cost overruns as the result of licensing problems, unanticipated construction defects and other difficulties. Various groups have by litigation, legislation and participation in administrative proceedings sought to prohibit the completion and operation of nuclear units and the disposal of nuclear waste. In the event of shutdown of any unit, NRC regulations require that it be completely decontaminated of any residual radioactivity. The cost of such decommissioning, depending on the circumstances, could substantially exceed the owners' investment at the time of cancellation.

     Public controversy concerning nuclear power could adversely affect the operating license of Seabrook Unit 1. While the Company cannot predict the ultimate effect of such controversy, it is possible that it could result in a premature shutdown of the unit.

     The Price-Anderson Act provides, among other things, that the liability for damages resulting from a nuclear incident would not exceed an amount which at present is about $9.2 billion. Under the Price-Anderson Act, prior to operation of a nuclear reactor, the licensee is required to insure against this liability by purchasing the maximum amount of insurance available from private sources (currently $200 million) and to maintain the insurance available under a mandatory industry-wide retrospective rating program. Should an individual licensee's liability for an incident exceed $200 million, the difference between such liability and the overall maximum liability, currently about $9.2 billion, will be made up by the retrospective rating program. Under such a program, each owner of an operating nuclear facility may be assessed a retrospective premium of up to a limit of $79.3 million (which shall be adjusted for inflation at least every five years) for each reactor owned in the event of any one nuclear incident occurring at any reactor in the United States, with provision for payment of such assessment to be made over time as necessary to limit the payment in any one year to no more than $10 million per reactor owned. The Company would be obligated to pay its proportionate share of any such assessment.

     Joint owners of nuclear projects are also subject to the risk that one of their number may be unable or unwilling to finance its share of the project's costs, thus jeopardizing continuation of the project. On May 6, 1991, New Hampshire Electric Cooperative, Inc., a 2.2% owner of the Seabrook Project, announced that it had filed for Chapter 11 bankruptcy protection. A reorganization plan, filed by the New Hampshire Electric Cooperative with the Bankruptcy Court in September, 1991 and revised in January, 1992 was approved by the Bankruptcy Court in March 1992 and approved by the NHPUC on October 5, 1992. All appeals of the NHPUC order approving the reorganization have been resolved in NHEC's favor and the effective date of the plan occurred on December 1, 1993.

NUCLEAR FUEL AND NUCLEAR PLANT DECOMMISSIONING:

     The Seabrook Project joint owners have made, or expect to make, various arrangements for the acquisition of uranium concentrate, the conversion, enrichment, fabrication and utilization of nuclear fuel and the disposition of that fuel after use. The owners and lead participants of United States nuclear units have

                          GREAT BAY POWER CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

entered into contracts with the DOE for disposal of spent nuclear fuel in accordance with the NWPA. The NWPA requires (subject to various contingencies) that the federal government design, license, construct and operate a permanent repository for high level radioactive wastes and spent nuclear fuel and establish prescribed fees for the disposal of such wastes and fuel. The NWPA specifies that the DOE provide for the disposal of such wastes and spent nuclear fuel starting in 1998. Objections on environmental and other grounds have been asserted against proposals for storage as well as disposal of spent fuel. The DOE anticipates that a permanent disposal site for spent fuel will be ready to accept fuel for storage on or before 2010. However, the NRC, which must license the site, stated only that a permanent repository will become available by the year 2025. At the Seabrook Project there is on-site storage capacity which, with minimal capital expenditures, should be sufficient for twenty years or until the year 2010. No near-term capital expenditures are anticipated to deal with any increase in storage requirements after 2010.

     The estimated cost to decommission Seabrook Unit 1, based on a study by the New Hampshire Yankee Division of the Public Service Company of New Hampshire, is approximately $351 million in 1993 dollars: The Company's share of that amount is approximately $42.5 million, or 12.1%. In 1993, the Company paid approximately $895,000 in decommissioning expenses.

     The agreements of purchase and sale under which the Company purchased its Seabrook interest required the Company to establish a fund of $10 million to secure payment of part of its share of decommissioning costs of Seabrook Unit 1 and any costs of cancellation of Seabrook Unit 1 or Unit 2. In May 1990, EUA guaranteed this obligation and the entire fund was released to EUA Power. Under the Settlement Agreement, EUA reaffirmed this guaranty.

  Seabrook Unit 2:

     The Company also has a 12.1% ownership interest in Seabrook Unit 2 in which it has assigned no value. On November 6, 1986, the joint owners of the Seabrook Project, recognizing that Seabrook Unit 2 had been canceled, voted to dispose of the Unit. Certain assets of Seabrook Unit 2 have been and are being sold from time to time to third parties. Plans regarding disposition of Seabrook Unit 2 are now under consideration, but have not been finalized and approved. The Company is unable, therefore, to estimate the costs for which it would be responsible in connection with the disposition of Seabrook Unit 2. Monthly charges are required to be paid by the Company with respect to Seabrook Unit 2 in order to preserve and protect its components and various warranties.

CONSTRUCTION EXPENDITURES

     Great Bay Power's cash construction expenditures, including nuclear fuel, are estimated to be approximately $4.3 million in 1994 and aggregate approximately $23.4 million for the years 1995 through 1998.

OTHER PROCEEDINGS

     In June 1991, the State of New Hampshire imposed a Nuclear Station Property Tax applicable only to the Seabrook Project. The Company paid its share of the tax, aggregating $4.2 million through December 31, 1992. In October 1991 the Attorneys General of Connecticut, Massachusetts and Rhode Island petitioned the United States Supreme Court in an original jurisdiction case for a determination of the legality of the tax, and in January 1992 the Supreme Court agreed to take the case. The parties to the litigation and other Joint Owners of Seabrook entered into a Settlement Agreement on April 13, 1993. In general, the terms of the Settlement Agreement are expected to result in a significant reduction in annual state taxes paid by the Company. In addition, under the terms of the Settlement Agreement, certain of the prior payments of the tax by the Company will be permitted to be credited against future taxes due. The Bankruptcy Court has approved the Settlement Agreement with respect to the Company.

                          GREAT BAY POWER CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1993

NOTE H -- SUBSEQUENT EVENT

     On November 23, 1994, the Company emerged from Bankruptcy and adopted a new basis of accounting as required by Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" issued by the American Institute of Certified Public Accountants. Accordingly, the information contained in these financial statements is not comparable to the financial statements for periods beginning on or after November 23, 1994. The accompanying financial statements are not indicative of the financial position or the expected results of operations for periods beginning on or after November 23, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GREAT BAY POWER CORPORATION

March 22, 1996                                     JOHN A. TILLINGHAST
                                          By:
                                          --------------------------------------

                                            John A. Tillinghast
                                            President and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                TITLE                      DATE
------------------------------------------  -------------------------------    ---------------
           JOHN A. TILLINGHAST              Chairman of the Board,             March 22, 1996
------------------------------------------  President and Chief Executive
           John A. Tillinghast              Officer (Principal Executive
                                            Officer and Principal
                                            Accounting Officer)
           KENNETH A. BUCKFIRE              Director                           March 22, 1996
------------------------------------------
           Kenneth A. Buckfire
            WALTER GOODENOUGH               Director                           March 22, 1996
------------------------------------------
            Walter Goodenough
             ANDREW J. KURTZ                Director                           March 22, 1996
------------------------------------------
             Andrew J. Kurtz
          CHARLES A. LEEDS, JR.             Director                           March 22, 1996
------------------------------------------
          Charles A. Leeds, Jr.

                                 EXHIBIT INDEX

                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
  NO.                                   DESCRIPTION                                     PAGE
-------   ------------------------------------------------------------------------  ------------
  2       First Modification to Bondholders' Committee's Fifth Amended Plan of
          Reorganization dated February 11, 1994 as amended by First Amendment to
          Modified Plan dated September 9, 1994.(2)...............................
  3.1     Restated Articles of Incorporation of the Registrant as amended to date.(1)................................................................
  3.2     Amended and Restated By-laws of the Registrant adopted on November 23,
          1994.(2)................................................................
 10.1     Agreement Between Bangor Hydro-Electric Company, Central Maine Power
          Company, Central Vermont Public Service Corporation, Fitchburg Gas and
          Electric Light Company, Maine Public Service Company and EUA Power
          Corporation relating to use of certain transmission facilities dated
          October 20, 1986.(2)....................................................
 10.2     Limited Guaranty by Eastern Utilities Associates of Decommissioning
          Costs in favor of Joint Owners of the Seabrook Project dated May 5,
          1990.(2)................................................................
 10.3     Composite Agreement for Joint Ownership, Construction and Operation of
          New Hampshire Nuclear Units, as amended, dated November 1, 1990.(2).....
 10.4     Seventh Amendment to and Restated Agreement for Seabrook Project
          Disbursing Agent as amended through and including the Second Amendment, by and among North Atlantic Energy Service Corporation, the Registrant
          and other Seabrook Project owners dated November 1, 1990.(2)............
 10.5     Seabrook Project Managing Agent Operating Agreement by and among the
          North Atlantic Energy Service Corporation, the Registrant and parties to the Joint Ownership Agreement, dated June 29, 1992.(2)..................
 10.6     Settlement Agreement by and among EUA Power Corporation, Eastern
          Utilities Associates and the Official Bondholders' Committee dated
          November 18,
          1992.(2)................................................................
 10.7     Marketing Agent Agreement between UNITIL Corporation and the Registrant dated April 1, 1993.(2).................................................
 10.8     Purchased Power Agreement between UNITIL Power Corporation and the
          Registrant dated April 26, 1993.(2).....................................
 10.9     Power Purchase Option Agreement between UNITIL Power Corporation and the
          Registrant dated April 26, 1993.(2).....................................
 10.10    Second Mortgage and Security Agreement between UNITIL Power Corporation and the Registrant dated December 22, 1993.(2)..........................
 10.11    Third Mortgage and Security Agreement between UNITIL Power Corporation and the Registrant dated December 22, 1993.(2)..........................
 10.12    Registration Rights Agreement between the Registrant and the Selling
          Stockholders dated April 7, 1994 (the "Registration Rights
          Agreement").(2).........................................................
 10.13    Amendment to Registration Rights Agreement between the Registrant and the Selling Stockholders dated November 23, 1994.(2)....................
 10.14    Stock and Subscription Agreement among the Registrant and the Selling
          Stockholders dated April 7, 1994.(2)....................................
 10.15    Acknowledgment and Amendment to Stock and Subscription Agreement, dated
          November 23, 1994.(2)...................................................
 10.16    Settlement Agreement by and among the Registrant, the Official
          Bondholders' Committee and the Selling Stockholders dated September 9,
          1994.(2)................................................................
 10.17    Management and Administrative Services Agreement between UNITIL
          Resources, Inc. and the Registrant dated November 23, 1994.(2)..........

                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
  NO.                                   DESCRIPTION                                     PAGE
-------   ------------------------------------------------------------------------  ------------
 10.18    Employment Agreement between John A. Tillinghast and the Registrant dated November 23, 1994.(2)(7)..........................................
 10.19    Expense Sharing Agreement between Tillinghast Technology Interests, Inc.
          and the Registrant dated November 23, 1994.(2)..........................
 10.20    Purchased Power Agreement between Freedom Electric Power Company and the
          Registrant dated March 2, 1995.(2)......................................
 10.21    Letter Agreement, dated December 20, 1994, between the Registrant and the Selling Stockholders amending Registration Rights Agreement, as previously amended on November 23, 1994.(2).............................
 10.22    Letter Agreement, dated March 28, 1995, between the Registrant and the
          Selling Stockholders amending Registration Rights Agreement, as previously amended on November 23, 1994 and December 20, 1994.(2).......
 10.23    Employment Agreement between John A. Tillinghast and the Registrant dated April 24, 1995.(3)(7).............................................
 10.24    Incentive Stock Option Agreement, dated as of April 24, 1995, by and between John A. Tillinghast and the Registrant.(3)(7)...................
 10.25    New Expense Sharing Agreement between Tillinghast Technology Interest,
          Inc. and the Registrant dated April 24, 1995.(3)........................
 10.26    Employment Agreement between Frank W. Getman Jr. and the Registrant dated August 1, 1995.(4)(7).............................................
 10.24    Incentive Stock Option Agreement, dated as of August 1, 1995, by and between Frank W. Getman Jr. and the Registrant.(4)(7)...................
 10.28    Services Agreement between PECO Energy Company and the Registrant dated
          November 3, 1995.(5)(6).................................................
 10.29    Warrant Purchase Agreement between PECO Energy Company and the
          Registrant dated November 3, 1995.(5)...................................
 10.30    Warrant, dated February 14, 1995, issued by the Registrant to PECO pursuant to the provisions of a Warrant Purchase Agreement.(1)..........
 10.31    Great Bay Power Corporation 1995 Stock Option Plan, as amended.(1)(7)...
 16       Letter regarding Change in Certifying Accountant dated March 29,
          1995.(2)................................................................

---------------
(1) Filed as an exhibit to this Annual Report on Form 10-K.

(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-88232) declared effective on April 17, 1995 and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (File No. 0-25748) on May 9, 1995 and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-25748) on August 14, 1995 and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-25748) on November 14, 1995 and incorporated herein by reference.

(6) Confidential treatment granted as to certain portions.

(7) Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.