Form 10-Q
period 1996-03-31
GREAT BAY POWER CORP
filed 1996-05-16
CIK 808277

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended                         March 31, 1996
                                                             --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to _____________

      Commission file number                                     0-25748
                                                                 -------

                           GREAT BAY POWER CORPORATION
             (Exact name of registrant as specified in its charter)

          NEW HAMPSHIRE                                          02-0396811
          -------------                                          ----------
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                            Identification No.)

COCHECO FALLS MILLWORKS, 100 MAIN STREET, SUITE 201
         DOVER , NEW HAMPSHIRE                                      03820
   (Address of principal executive offices)                       (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (603) 742-3388

20 LADD STREET, PORTSMOUTH, NEW HAMPSHIRE                        03801-4080
(Former Address of principal executive offices)              (Former Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   -----     -----

Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  X     No
   -----     -----

            Class                                  Outstanding at May 9, 1996
- ------------------------------                     --------------------------
Common Shares, $0.01 Par Value                                 7,999,948

                           GREAT BAY POWER CORPORATION


                                           INDEX

Part I. Financial Information:

         Item 1 - Financial Information:

         Statements of Income and Loss - Three
             Months Ended March 31, 1996 and 1995................................... 3

         Balance Sheets at March 31, 1996
             and December 31, 1995.................................................. 4-5

         Statements of Cash Flow - Three
             Months Ended March 31, 1996 and 1995................................... 6

         Notes to Financial Statements.............................................. 7-11

         Item 2 - Financial Discussion:

         Management's Discussion and Analysis of Financial Condition
             and Results of Operations.............................................. 11-15


Part II. Other Information:

         Item 4 - Submission of Matters to a Vote of  Securityholders

         Item 6 - Exhibits and Reports in Form 8-K


         Signature.................................................................. 17

         Exhibit Index.............................................................. 18


Item 1.  Financial Information
         ---------------------

                           GREAT BAY POWER CORPORATION

                          STATEMENTS OF INCOME AND LOSS
                                   (UNAUDITED)
            (Dollars in Thousands, except shares and per share data)


                                          Three Months       Three Months
                                              Ended             Ended
                                         March 31, 1996    March 31, 1995
                                         --------------    ---------------

Operating Revenues                        $    6,891          $    7,781

Operating Expenses:
  Production                                   3,588               4,206
  Transmission                                   259                 241
  Administrative & General                     1,914               1,402
  Depreciation & Amortization                    874                 736
  Taxes other than Income                      1,054               1,022
                                          ----------          ----------
      Total Operating Expenses                 7,689               7,607
                                          ----------          ----------
Operating Income (Loss)                         (798)                174

Other (Income) Deductions:
  Interest (Income) Expense                     (271)               (387)
  Decommissioning Cost Accretion                 565                   0
  Decommissioning Trust Fund Income              (79)                  0
  Miscellaneous                                    4                   0
                                          ----------          ----------
      Total Other (Income) Deductions            219                (387)
                                          ----------          ----------

Earnings (Loss) Before Income Taxes           (1,017)                561
Income Taxes                                       0                   1
                                          ----------          ----------

Net Income (Loss)                         $   (1,017)         $      560
                                          ==========          ==========

Shares Outstanding                         7,999,948           7,999,998
                                          ==========          ==========

Earnings (Loss) Per Share                 $    (0.13)         $     0.07
                                          ==========          ==========


       (The accompanying notes are an integral part of these statements.)

                           GREAT BAY POWER CORPORATION

                                  BALANCE SHEET
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                     MARCH 31,      DECEMBER 31,
                                                        1996            1995
                                                    ----------      ------------
ASSETS:
Current Assets:
  Cash & Cash equivalents                            $  11,984        $  8,874
  Short-term Investments, at market                      4,759           7,595
  Accounts Receivable                                    2,543           1,535
  Materials & Supplies                                   4,224           4,230
  Prepayments & Other Assets                             2,641           1,249
                                                     ---------        --------
      Total Current Assets                              26,151          23,483
                                                     ---------        --------

Property, Plant, & Equipment:
  Utility Plant                                        104,432         104,696
  Less: Accumulated Depreciation                        (4,613)         (4,165)
                                                     ---------        --------
  Net Utility Plant                                     99,819         100,531

  Nuclear Fuel                                           9,974           9,925
  Less: Accumulated Amortization                        (1,231)           (304)
                                                     ---------        --------
  Net Nuclear Fuel                                       8,743           9,621

      Net Property, Plant & Equipment                  108,562         110,152
                                                     ---------        --------

Other Assets:
  Decommissioning Trust Fund                             5,363           5,108
  Deferred Debits & Other                                   27              28
                                                     ---------        --------
      Total Other Assets                                 5,390           5,136
                                                     ---------        --------

       TOTAL ASSETS                                  $ 140,103        $138,771
                                                     =========        ========




        (The accompanying notes are an integral part of these statements)

                           GREAT BAY POWER CORPORATION

                                  BALANCE SHEET
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                       MARCH 31,    DECEMBER 31,
                                                          1996          1995
                                                       ---------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts Payable and Accrued Expenses                $    164       $    237
  Taxes Accrued                                           2,210          1,293
  Miscellaneous Current Liabilities                       1,220          1,437
                                                       --------       --------
          Total Current Liabilities                       3,594          2,967

Operating Reserves:
  Decommissioning Liability                              50,789         50,228
  Miscellaneous Other                                       671            671
                                                       --------       --------
          Total Operating Reserves                       51,460         50,899

Other Liabilities & Deferred Credits                      2,833          2,672

Stockholders' Equity:
  Common stock, $.01par value
    Authorized - 20,000,000 shares
    Issued and outstanding - 7,999,948 shares                80             80
  Common Stock Warrants                                   1,000              -
  Preferred Stock                                             -              -
    Authorized - 5,000,000 shares
    Issued and outstanding - 0
  Additional paid-in capital                             88,030         88,030
  Accumulated Deficit                                    (6,894)        (5,877)
                                                       --------       --------
          Total Stockholders' Equity                     82,216         82,233
                                                       --------       --------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $140,103       $138,771
                                                       ========       ========




       (The accompanying notes are an integral part of these statements.)

                           GREAT BAY POWER CORPORATION

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                         Three Months     Three Months
                                                            Ended            Ended
                                                        March 31, 1996   March 31, 1995
                                                        --------------   --------------

Net cash flow from operating activities:
  Net Income (Loss)                                         $(1,017)         $   560
  Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:
      Depreciation                                              874              736
      Amortization of nuclear fuel                              927            1,266
      Decommissioning Trust Accretion                           565                -
      Decommissioning Trust Interest                            (79)               -
      (Increase) decrease in accounts receivable             (1,008)            (147)
      (Increase) decrease in materials & supplies               (36)              (5)
      (Increase) decrease in prepaids and other assets       (1,392)           1,195
      Increase (decrease) in accounts payable                   (73)            (183)
      Increase (decrease) in taxes accrued                      917             (283)
      Other                                                     (59)             273
                                                            -------          -------

Net cash provided by (used in) operating activities            (381)           3,412
                                                            -------          -------

Net cash flows from investing activities:
  Utility plant additions                                      (116)            (213)
  Nuclear fuel additions                                        (48)            (610)
  Payments to decommissioning fund                             (181)            (161)
  Decrease (Increase) in Short term investments               2,836           (3,226)
                                                            -------          -------
Net cash provided by (used in) investing activities           2,491           (4,210)
                                                            -------          -------

Net cash from financing activities:
  Common Stock Warrants                                       1,000                -
                                                            -------          -------
Net cash provided by financing activities                     1,000                0
                                                            -------          -------

Net (decrease) increase in cash and cash equivalents          3,110             (798)
Cash and cash equivalents, beginning of period                8,874           18,533
                                                            -------          -------
Cash and cash equivalents, end of period                    $11,984          $17,735
                                                            =======          =======

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

        As of March 31, 1996 , the Company had two employees, and substantially all of the Company's power marketing and administrative functions for the first quarter of 1996 were performed on the Company's behalf by third parties pursuant to contractual agreements. As of May 1, 1996, the Company had five employees and the Company has assumed responsibility for virtually all of its administrative functions.

        On April 11, 1996 the Company filed a Form S-4 Registration Statement with the Securities and Exchange Commission seeking to reorganize into a holding company structure pursuant to which the Company would become a wholly-owned subsidiary of a new Delaware company. Such a structure would permit the holding company to engage in business activities, through subsidiaries other than the Company, from which the Company is prohibited from engaging because of its status as an Exempt Wholesale Generator ("EWG") under the Public Utility Holding Company Act of 1935. The Company is also subject to regulation by the New Hampshire Public Utilities Commission (the "NHPUC") as a New Hampshire public utility. Many transactions by the Company are subject to approval by the NHPUC. While the activities of the Company would continue to be subject to such regulation, the activities of the holding company would not be.

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The unaudited financial statements included herein have been prepared on behalf of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. The Company believes, however, its disclosures herein, when read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, are adequate to make

                           GREAT BAY POWER CORPORATION


the information presented not misleading. As further discussed in Item 2 below, the results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

        In March 1995, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets and requires that assets which are no longer probable of recovery be charged to earnings. The Company adopted SFAS N0. 121 on January 1, 1996, and the adoption did not have a material impact on the Company's financial position or results of operations.

        In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires that financial statements include certain disclosures related to stock-based employee compensation arrangements regardless of the method used to account for them. The Company does not plan to adopt the accounting under this pronouncement but rather adopt the required audited pro forma disclosure in the year end financial statements. Based on arrangements used by the pronouncement, the pro forma effects on earnings and earnings per share are not expected to be material.

Note C - PECO SERVICES AGREEMENT AND WARRANT AGREEMENT

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

        The PECO Services Agreement became effective on December 31, 1995, and has an initial term of two years. The term will be automatically extended for one additional year (to December 31, 1998) if PECO exercises the PECO Warrant (as defined below) to purchase the Warrant Shares (as defined below). At any time prior to the Warrant Expiration Date (as defined below), the Company is entitled to terminate the PECO Services Agreement; however, if the PECO Services Agreement is so terminated, the Company will be required to refund to PECO the $1,000,000 purchase price for the PECO Warrant plus interest.

        At the time that the Company entered into the PECO Services Agreement, the Company and PECO entered into a Warrant Purchase Agreement, dated November 3, 1995, pursuant to which on February 15, 1996, PECO purchased a warrant (the "PECO Warrant") from the Company for $1,000,000. The PECO Warrant entitles PECO to purchase 420,000 shares ( the "Warrant Shares") of the Company's Common Stock,

                           GREAT BAY POWER CORPORATION


$0.01 par value per share, (the "Common Stock ") at an exercise price of the higher of (1) $9.75 per share, or (2) the highest trading price per share of the Company's Common Stock prior to the expiration date of the PECO Warrant. The $1,000,000 purchase price for the PECO Warrant will be credited to the aggregate exercise price of the PECO Warrant upon exercise. If PECO does not exercise the PECO Warrant , the purchase price for the PECO Warrant is wholly or partially refundable only if the Company terminates the PECO Services Agreement for convenience prior to the Warrant Expiration Date or if PECO exercises certain of its rights to terminate the PECO Services Agreement. The PECO Warrant expires on September 30, 1996 (the "Warrant Expiration Date") unless extended because the Seabrook Project fails to maintain a 60% capacity factor for the first nine months of 1996, in which case the Warrant Expiration Date will be extended until the earlier of such time as the Seabrook Project's rolling 12-month capacity factor equals or exceeds 60% or December 31, 1997.

Note D - COMMITMENTS AND CONTINGENCIES

Nuclear Power, Energy and Utility Regulation
- --------------------------------------------

        The Seabrook Project and the Company, as part owner of a licensed nuclear facility, are subject to the broad jurisdiction of the Nuclear Regulatory Commission (the "NRC"), which is empowered to authorize the siting, construction and operation of nuclear reactors after consideration of public health, safety, environmental and anti-trust matters. The Company has been, and will be, affected to the extent of its proportionate share by the cost of any such requirements made applicable to Seabrook Unit 1.

        The Company is also subject to the jurisdiction of the Federal Energy Regulatory Commission (the "FERC") under Parts II and III of the Federal Power Act and, as a result, is required to file with FERC all contracts for the sale of electricity. FERC has the authority to suspend the rates at which the Company proposes to sell power, to allow such rates to go into effect subject to refund and to modify a proposed or existing rate if FERC determines that such rate is not "just and reasonable." FERC's jurisdiction also includes, among other things, the sale , lease, merger, consolidation or other disposition of facilities, interconnection of certain facilities, accounts, service and property records.

        Because it is an EWG, the Company is not subject to the jurisdiction of the NHPUC under the Public Utility Holding Company Act of 1935. In order to maintain its EWG status, the Company must continue to engage exclusively in the business of owning and/or operating all or part of one or more "eligible facilities" and to sell electricity only at wholesale (i.e., not to end users). An "eligible facility" is a facility used for the generation of electric energy exclusively at wholesale or used for the generation of electric energy and leased to one or more public utility companies. The term "facility" may include a portion of a facility. In the case of the Company, its 12.1% joint ownership interest in the Seabrook Project comprises an "eligible facility."

                           GREAT BAY POWER CORPORATION


        Nuclear units in the United States have been subject to widespread criticism and opposition which has led to construction delays, cost overruns, licensing delays and other difficulties. Various groups have sought to prohibit the completion and operation of nuclear units and the disposal of nuclear waste by litigation, legislation and participation in administrative proceedings. The Seabrook Project was the subject of significant public controversy during its construction and licensing and remains controversial. An increase in public concerns regarding the Seabrook Project or nuclear power in general could adversely affect the operating license of Seabrook Unit 1. While the Company cannot predict the ultimate effect of such controversy, it is possible that it could result in a premature shutdown of the unit.

        In the event of a permanent shutdown of any unit, NRC regulations require that it be completely decontaminated of any residual radioactivity. While the owners of the Seabrook Project are accumulating a trust fund (the "Decommissioning Trust Fund") to pay decommissioning costs, if these costs exceed the amount of the trust fund, the owners (including the Company) will be liable for the excess.

Decommissioning Liability
- -------------------------

        Based on the Financial Accounting Standards Board's ("FASB") tentative conclusions, the Company has recognized as a liability its proportionate share of the estimated Seabrook Project decommissioning ("Seabrook Project's Decommissioning Liability"). The initial recognition of this liability was capitalized as part of the fair value of the utility plant at November 23, 1994. The estimated cost to decommission the Seabrook Project, based on a study performed for the lead owner of the Plant, is approximately $414 million in 1995 dollars and $2.1 billion in 2026 dollars and assumes a 36 year life for the facility and a future escalation rate of 4.25%. Based on this estimate, the Company's share in 1995 dollars is approximately $50.2 million, which had been recorded as a liability in the December 31, 1995 balance sheet.

        During the first quarter of 1996, the Company began to recognize accretion of its share of the Seabrook Project's Decommissioning Liability. This accretion is a non-cash charge and recognizes the Company's liability related to the closure and decommissioning of its nuclear plant in current year dollars over the licensing period of the plant. As a result of this accretion, the Company's share of the estimated decommissioning cost as of March 31, 1996 is $50.8 million, which has been recorded as a liability in the March 31, 1996 balance sheet.

Liquidity and Capital Expenditures
- ----------------------------------

        The Company anticipates that its share of the Seabrook Project's capital expenditures for the 1996 fiscal year , including nuclear fuel, will total approximately $2.7 million.

                           GREAT BAY POWER CORPORATION


        The Seabrook Project experienced an unscheduled outage from January 27 to January 30, 1996. During this period the Seabrook Project did not produce electricity and the Company did not earn any revenue. The Seabrook Project also experienced reduced power output from February 1 to February 22, 1996 due to certain system malfunctions. The Seabrook Project generated less electricity during this period which reduced the Company's revenues. During these unscheduled outages and periods of reduced power output, in addition to the expenses of routine operation and maintenance, the Company is responsible for its pro rata share of expenses related to the outage.

Note E - EQUITY

        On January 18, 1996, the Company held a special meeting of stockholders. At the special meeting, the stockholders approved an amendment to the Company's Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 8,000,000 to 20,000,000 shares. In addition, the stockholders authorized 5,000,000 shares of undesignated Preferred Stock, the terms and rights of which may be designated from time to time by the Board of Directors of the Company. A total of 7,999,948 shares of Common Stock were outstanding as of May 9, 1996.

        The Company has never paid cash dividends on the Common Stock. The Company currently intends to retain all of its future earnings and does not anticipate paying a dividend in the foreseeable future.


Item 2.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
                            and Results of Operations
                            -------------------------

Overview
- --------

        Great Bay Power Corporation is a New Hampshire public utility whose principal asset is a 12.1% joint ownership interest in the Seabrook Project in Seabrook, New Hampshire. The Company sells its share of the electricity output of the Seabrook Project in the wholesale electricity market, primarily in the Northeast United States. Great Bay does not have operational responsibility for the Seabrook Project. Instead, the daily operational and management responsibilities of the Seabrook Project are carried out by a Managing Agent, which is currently North Atlantic Energy Service Corporation ("NAESCO"), a wholly owned subsidiary of Northeast Utilities.

        The Company's operating results and the comparability of these results on an interim and annual basis are directly impacted by the operations of the Seabrook Project, including the cyclical refueling outages (generally 18-24 months apart) as well as any unscheduled outages. During outage periods at the Seabrook Project, the Company has no electricity available for resale and consequently no revenues.

                           GREAT BAY POWER CORPORATION


        The Seabrook Project from time to time experiences both scheduled and unscheduled outages. Great Bay incurs losses during outage periods due to the loss of all operating revenues and additional costs associated with the outages as well as continuing operating and maintenance expenses and depreciation. Unscheduled outages or operation of the unit at reduced capacity can occur due to the automatic operation of safety systems following the detection of a malfunction. In addition, it is possible for the unit to be shut down or operated at reduced capacity based on the results of scheduled and unscheduled inspections and routine surveillance by the Seabrook Project personnel. It is not possible for Great Bay to predict the frequency or duration of any future unscheduled outages or operation of the unit at reduced capacity; however, it is likely that such unscheduled outages will occur. The Managing Agent of the Seabrook Project has scheduled the next refueling outage for June 1997. Refueling outages are scheduled generally every 18-24 months depending upon the Seabrook Project capacity factor and the rate at which the nuclear fuel is consumed.

        This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the caption "Certain Factors That May Affect Future Results" at pages 16 through 18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, which factors are incorporated herein by this reference.


FIRST QUARTER OF FISCAL 1996 COMPARED TO THE FIRST QUARTER OF FISCAL 1995
- -------------------------------------------------------------------------

Operating Revenues
- ------------------

        Operating revenues decreased by approximately $890,000, or 11.4%, to $6,891,000 in the first quarter of 1996 as compared with $7,781,000 in the first quarter of 1995. This decrease was primarily due to lower availability and production at the Seabrook Project resulting from unscheduled outages during the first quarter of 1996 compared with no scheduled or unscheduled outages occurring during the same period in 1995. During the first quarter of 1996, the average capacity factor at the Seabrook Project was 86.1% of the rated capacity versus an average capacity factor of 100.6% for the same period in 1995. Sales of electricity decreased by approximately 12.9% to 264,134,400 kilowatt hours in 1996 as compared with 303,169,000 kilowatt hours in 1995. This decrease in kWh sales during the first quarter of 1996 was partially offset by an increase in the sales price per kWh received by the Company during the first quarter of 1996, as compared to the same period in 1995. During the first quarter of 1996 the sales price per

                           GREAT BAY POWER CORPORATION


kWh increased 2% to $2.61 cents per kWh as compared with $2.56 cents per kWh in the 1995 period.

Expenses
- --------

        Production expenses for the first quarter of 1996 decreased by $618,000, or 14.7%, compared with the first quarter of 1995. This decrease was primarily the result of reduced operating costs at the Seabrook Project reflecting lower staffing levels and a reduction in the level of outside services, lower nuclear fuel amortization because the Seabrook Project added less expensive nuclear fuel at the last refueling outage and lower outage accruals as the result of the use of a 20-month assumed scheduled operating cycle in the first quarter of 1996 and an 18-month cycle in the first quarter of 1995. The change in the operating cycle reflects a change by the Managing Agents of the Seabrook Project as to the assumed burn rate of the nuclear fuel.

        Administrative and General expenses increased by $512,000 during the first quarter of 1996, an increase of 36.5% over the comparable period in 1995. This increase was primarily due to the costs associated with the growth and management of the Company, including transition and start-up costs associated with the Company directly performing its own administrative functions following the termination of its Marketing and Management and Administrative Services Agreements with UNITIL Resources, Inc., marketing fees paid to PECO and costs associated with the Company's proposed corporate restructuring. The marketing fees paid to PECO are calculated based upon a revenue sharing formula. The formula is materially dependent upon the capacity factor achieved at the Seabrook Project and is subject to a biannual true-up in July and January based on the actual capacity factor for the prior six month period. If the Seabrook Project annual capacity factor exceeds 85%, the Company is entitled to retain a greater percentage of current year revenues and PECO is required to make a true-up payment to the Company.

        Depreciation and amortization expenses increased 18.7% to $874,000 in the first quarter of 1996 as compared to $736,000 during the first quarter of 1995. This increase was primarily attributable to the Company's utility plant being depreciated over a shorter remaining license life and amortization of the cost of the materials and supplies inventory that is expected to be on hand at the expiration of the Seabrook Project's NRC operating license.

Other
- -----

        Other deductions increased 157%, or $606,000, reflecting $219,000 in Other Deductions during the first quarter of 1996 as compared to Other Income of $387,000 recorded during the first quarter of 1995. This increase was primarily due to the Company's recognition of its share of the Seabrook Project's Decommissioning Liability. During the first quarter of 1996, Great Bay Power began to recognize accretion of its share of the Seabrook Project's Decommissioning Liability which was previously stated

                           GREAT BAY POWER CORPORATION


in 1995 dollars. This accretion is a non-cash charge and recognizes the Company's liability related to the closure and decommissioning of its nuclear plant in current year dollars over the licensing period of the plant.

Net Loss From Operations
- ------------------------

        As a result of the above factors, during the quarter ended March 31, 1996, the Company recorded a net loss of $1,017,000, or approximately $0.13 per share, as compared to net income of $560,000, or approximately $0.07 per share, in the first quarter of 1995.

Tax Loss Carryforwards
- ----------------------

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

Liquidity
- ---------

        The Company's cash and short-term investments increased approximately $274,000 during the first quarter of 1996. Principal factors affecting liquidity during the three months ended March 31, 1996 included the operating loss discussed above, Decommissioning Trust Fund payments of $181,000, an increase in Accounts Receivable of $1,008,000 due to the resumption of power sales in the first quarter of 1996 following reduced sales in December 1995 as a result of the scheduled outage during that month and an increase in Prepayments and Other Assets of $1,391,000, primarily related to cash funding of the Company's share of the Seabrook Project's operating costs. Offsetting these items were non-cash charges to income of $1,801,000 for depreciation and amortization, Decommissioning Trust Fund accretion of $565,000 and local property and state nuclear tax accruals of $917,000. The Company also received $1,000,000 as a result of the PECO warrant purchase.

        In December 1995, the Town of Seabrook, New Hampshire (the "Town") issued a bill for property taxes for the second half of 1995 to "North Atlantic Energy Corp., et al." The Town informed the Company that it believed the Company's share of this bill was $1,293,000. The Company initially refused to pay the bill because the Company believes that the Town's assessment of the Company's interest in the Seabrook Project is overstated and because the bill fails to recognize the Company as an independent taxpayer with a separately assessed and valued parcel of real estate. As of March 31,

                           GREAT BAY POWER CORPORATION


1996, the non-payment of these property taxes was reflected in the Company's financial statements as Taxes Accrued. On April 30, 1996, the Company paid the December 1995 property tax bill to avoid the Town placing a lien on the Seabrook Project. The Company has filed a petition with the Town seeking a tax abatement of its 1995 property taxes. Management is unable to express an opinion as to the likely outcome of this matter.

                           GREAT BAY POWER CORPORATION


                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securityholders
        --------------------------------------------------

        The Company held a Special Meeting of Stockholders on January 18, 1996. At the Special Meeting, the stockholders of the Company:

        (1) approved an amendment to the Company's Restated Articles of Incorporation which increases the number of authorized shares of Common Stock from 8,000,000 to 20,000,000 shares (by a vote of 6,543,174 votes in favor of the amendment and 91,194 votes against the amendment),

        (2) approved an amendment to the Company's Restated Articles of Incorporation to authorize the issuance of up to 5,000,000 shares of undesignated Preferred Stock, the terms and rights of which may be designated from time to time by the Board of Directors (by a vote of 6,090,513 votes in favor of the amendment, 286,528 votes against the amendment, 250 votes abstained and 257,077 votes were broker non-votes),

        (3) approved an amendment to the Company's Restated Articles of Incorporation to delete Section 1 of Article SEVENTH, which requires the affirmative vote of the holders of at least 75% of the shares of capital stock issued and outstanding to amend, repeal or adopt any provision inconsistent with the Articles of Incorporation (by a vote of 6,064,153 votes in favor of the amendment, 312,888 votes against the amendment, 250 votes abstained and 257,057 votes were broker non-votes), and

        (4) approved an amendment to the Company's Restated Articles of Incorporation to add to Article SEVENTH a provision eliminating any preemptive right of the Company's stockholders to acquire shares issued by the Company (by a vote of 6,187,784 votes in favor of the amendment, 191,291 votes against the amendment, 250 votes abstained and 255,043 votes were broker non-votes).

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (a)  See Exhibit Index
        (b) There were no reports on Form 8-K submitted for the three months ended March 31, 1996

                           GREAT BAY POWER CORPORATION


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      GREAT BAY POWER CORPORATION




                                      /s/ John A. Tillinghast
                                      ----------------------------
                                      John A. Tillinghast
                                      President and Chief Executive Officer
                                      (Principal Accounting Officer)

Dated: May 15, 1996

                           GREAT BAY POWER CORPORATION


                                  EXHIBIT INDEX

Exhibit No.            Description
- -----------            -----------

27                     Financial Data

99                     Pages 16 through 18 of the Company's Annual Report on
                       Form 10-K for the period ended December 31, 1995 (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein).