Form 10-K405/A
period 1995-12-31
GREAT BAY POWER CORP
filed 1996-06-18
CIK 808277

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

   [X]   AMENDMENT NO. 1 TO ANNUAL REPORT

         PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 0-25748

                            GREAT BAY POWER CORPORATION
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ---------------------------

NEW HAMPSHIRE                                  02-0396811
(STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)
COCHECO FALLS MILLWORKS
100 MAIN STREET
DOVER, NEW HAMPSHIRE                             03820
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (603) 742-3388
                            ------------------------

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                       PART OF FORM 10-K
                                                                           INTO WHICH
                               DOCUMENT                                   INCORPORATED
    ---------------------------------------------------------------  ----------------------
    Portions of the Registrant's Proxy Statement                     Items 10, 11, 12 & 13
    for the 1996 Annual Meeting of Stockholders                      of Part III

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

THE SEABROOK PROJECT

     The Seabrook Project is located on an 896 acre site in Seabrook, New Hampshire. It is owned by the Company and ten other utility companies, consisting of North Atlantic Energy Company, Connecticut Light and Power, The United Illuminating Company, Canal Electric Company, Massachusetts Municipal Wholesale Electric Company, Montaup Electric Company, New England Power Company, New Hampshire Electric Cooperative, Inc., Taunton Municipal Lighting Plant and Hudson Light & Power Department (together with the Company, the "Participants").

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

     At the time that the Company entered into the PECO Services Agreement, the Company and PECO entered into a Warrant Purchase Agreement, dated November 3, 1995, pursuant to which on February 15, 1996, PECO purchased a warrant (the "PECO Warrant") from the Company for $1,000,000. The PECO Warrant entitles PECO to purchase 420,000 shares of the Company's Common Stock (the "Warrant Shares") at an exercise price of the higher of (1) $9.75 per share, or (2) the highest trading price per share of the Company's Common Stock prior to the expiration date of the PECO Warrant. The $1,000,000 purchase price for the PECO Warrant will be credited toward the aggregate exercise price of the PECO Warrant upon exercise. If PECO does not exercise the PECO Warrant, the purchase price for the PECO Warrant is wholly or partially refundable only if the Company terminates the PECO Services Agreement for convenience prior to the Warrant Expiration Date or if PECO exercises certain of its rights to terminate the PECO Services Agreement. The PECO Warrant expires on September 30, 1996 (the "Warrant Expiration Date") unless extended because the Seabrook Project fails to maintain a 60% capacity factor for the first 9 months of 1996, in which case the Warrant Expiration Date will be extended until the earlier of such time as the Seabrook Project's rolling 12-month capacity factor equals or exceeds 60% or December 31, 1997. The Seabrook Project's capacity factor for the twelve-month period from January 1, 1995 through December 31, 1995 was 83.2%.

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

     The Company is also a party to a Purchased Power Agreement, dated November 9, 1995 (the "Bangor Purchased Power Agreement"), with Bangor Hydro-Electric Company ("Bangor Hydro") pursuant to which Bangor Hydro agreed to purchase from the Company, subject to increase or reduction under certain circumstances, 10 MW of electricity during the months of January through March 1996 and for the months of November 1996 through March 1997 and November 1997 through March 1998. Pursuant to the Bangor Purchased Power Agreement, the Company also granted to Bangor Hydro an option to purchase from the

Company, subject to increase or reduction under certain circumstances, up to 10 MW of electricity for the months of November 1998 through March 1999 and November 1999 through March 2000.

     During the year ended December 31, 1995, sales to Northeast Utilities, New England Power Company, UNITIL and Bangor Hydro accounted for 27%, 21%, 15% and 12%, respectively, of total operating revenues. See Note J of Notes to Financial Statements.

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

     Disposal costs for low-level radioactive wastes ("LLW") that result from normal operation of nuclear generating units have increased significantly in recent years and are expected to continue to rise. The cost increases are functions of increased packaging and transportation costs and higher fees and surcharges charged by the disposal facilities. Pursuant to the Low-Level Radioactive Waste Policy Act of 1980, each state was responsible for providing disposal facilities for LLW generated within the state and was authorized to join with other states into regional compacts to jointly fulfill their responsibilities. However, pursuant to the Low-Level Radioactive Waste Policy Amendments Act of 1985, each state in which a currently operating disposal facility is located (South Carolina, Nevada and Washington) is allowed to impose volume limits and a surcharge on shipments of LLW from states that are not members of the compact in the region in which the facility is located. On June 19, 1992, the United States Supreme Court issued a decision upholding certain parts of the Low-Level Radioactive Waste Policy Amendments Act of 1985, but invalidating a key provision of that law requiring each state to take title to LLW generated within that state if the state fails to meet federally-mandated deadlines for siting LLW disposal facilities. The decision has resulted in uncertainty about states' continuing roles in siting LLW disposal facilities and may result in increased LLW disposal costs and the need for longer interim LLW storage before a permanent solution is developed. Based on the information provided by NAESCO, management believes that the on-site storage capacity for LLW generated by the Seabrook Project is adequate for the forseeable future.

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

     On November 15, 1992, the Company's former parent, Eastern Utilities Associates ("EUA") and certain other parties entered into a settlement agreement. Under the settlement agreement EUA guaranteed an amount not to exceed $10 million of the Company's future decommissioning costs of Seabrook Unit 1 in the event that the Company is unable to pay its share of such decommissioning costs.

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

     The EPA issued a National Pollutant Discharge Elimination System permit, valid for a period of five years, to NAESCO on October 30, 1993 authorizing discharges from Seabrook Station into the Atlantic Ocean and the Browns River in accordance with limitations, monitoring requirements and conditions specified in the permit. On August 31, 1994, the New Hampshire Department of Environmental Services issued to NAESCO permits to operate two auxiliary boilers and two emergency diesel generators in accordance with New Hampshire RSA 125-C. These permits, which are effective until August 31, 1997, prescribe limits for the emission of air pollutants into the ambient air as well as record keeping and other reporting criteria. Because the liabilities of the Participants under the JOA are several and not joint, in the event that NAESCO violates the emissions limits contained in its permits, if at all, the Company is liable for its pro rata share of any costs and liabilities assessed for the emissions violations.

     In some environmental areas, the NRC and the EPA have overlapping jurisdiction. Thus, NRC regulations are subject to all conditions imposed by the EPA and a variety of federal environmental statutes, including obtaining permits for the discharge of pollutants (including heat, which is discharged by the Seabrook Project) into the nation's navigable waters. In addition, the EPA has established standards, and is in the process of reviewing existing standards, for certain toxic air pollutants, including radionuclides, under the Clean Air Act which apply to NRC-licensed facilities. The effective date for the new EPA radionuclide standards has been stayed as applied to nuclear generating units. Environmental regulation of the Seabrook Project may result in material increases in capital and operating costs, delays or cancellation of construction of planned improvements, or modification or termination of operation of existing facilities. Management believes that the Company is in compliance in all material respects with applicable EPA, NRC and other regulations relating to pollution caused by nuclear generating facilities.

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

ITEM 3.  LEGAL PROCEEDINGS.

     The Company filed applications for abatement of its 1994 property taxes with the Towns of Seabrook, Hampton and Hampton Falls, New Hampshire (the "New Hampshire Towns"). Each of the New Hampshire Towns denied the Company's abatement requests. On December 22, 1994 with respect to Hampton and Hampton Falls and February 18, 1995 with respect to Seabrook, the Company filed appeals with the Board of Land and Tax Appeals (the "1994 Tax Appeals"). Approximately $2,200,000 of property taxes is at issue in the 1994 Tax Appeals. The 1994 Tax Appeals are based on the valuation of the Company's interest in the Seabrook Project as of April 1, 1994. On April 7, 1994, a purchase and sale agreement was entered into providing for a sale of 60% of the equity interest in the Company for $35,000,000. The Company believes that the purchase and sale agreement was an arm's length transaction and therefore established, as of the relevant valuation date, the Company's interest in the Seabrook Project as approximately $60,000,000. The 1994 Tax Appeals are presently pending and the Company is unable to predict the outcome.

     In December 1995, the Town of Seabrook, New Hampshire (the "Town of Seabrook") issued a bill for property taxes for the second half of 1995 to North Atlantic Energy Corp., et al. The Town of Seabrook informed the Company that it believed the Company's share of this bill was equal to $1,293,000. The Company did not pay the bill because the Company believes that the Town of Seabrook's assessment of the Company's interest in the Seabrook Project (approximately $400,000,000) is overvalued and because the bill fails to recognize the Company as an independent taxpayer with a separately assessed and valued parcel of real estate. While the Company refused to pay the December property tax bill, the Company has accrued the full $1,293,000 liability related to the bill. A Notice of Lien will be issued by the Town of Seabrook if the Company does not pay the bill by March 22, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

  Executive Officers of the Registrant


     The following table sets forth the names and ages of, and the positions and offices with the Company as of February 29, 1996 held by, all executive officers of the Company:

               NAME                  AGE                          POSITION
- -----------------------------------  ---     --------------------------------------------------
John A. Tillinghast................  68      Chief Executive Officer, President, Treasurer and
                                             Chairman of the Board of Directors
Frank W. Getman, Jr................  32      Vice President, Secretary and General Counsel

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

     Mr. Getman has served as Vice President, Secretary and General Counsel since August 1, 1995. From September 1991 to August 1995, Mr. Getman was an attorney with the law firm of Hale and Dorr, Boston, Massachusetts. Mr. Getman holds J.D. and M.B.A. degrees from Boston College and a B.A. in Political Science from Tufts University. Effective August 1, 1995 (the "Getman Commencement Date"), Mr. Getman commenced employment with the Company and entered into an Employment Agreement (the "Getman Employment Agreement") pursuant to which he agreed to serve as Vice President, General Counsel and Secretary through August 1, 1998. Pursuant to the Getman Employment, the Company loaned Mr. Getman $75,000 at the time he commenced employment. The principal amount of the loan will be forgiven in equal installments of $25,000 on each of the first, second and third anniversaries of the Getman Commencement Date, so long as Mr. Getman remains employed by the Company on such dates. In the event that Mr. Getman's employment is terminated for cause (as defined in the Getman Employment Agreement) or by Mr. Getman, he has agreed to repay to the Company the outstanding principal amount of such loan at such time, less any amounts forgiven by the Company, plus interest accrued on such adjusted principal amount from the Getman Commencement Date at an interest rate of 6% per year.

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

                                                  SELECTED FINANCIAL DATA
                                                   (DOLLARS IN THOUSANDS)



                                            REORGANIZED                               PREDECESSOR
                                              COMPANY                                   COMPANY
                                     --------------------------   ----------------------------------------------------
                                     FOR THE YEAR   NOVEMBER 24    JANUARY 1
                                         ENDED          TO            TO            FOR THE YEARS ENDED DECEMBER 31,
                                     DECEMBER 31    DECEMBER 31   NOVEMBER 23   --------------------------------------
                                         1995          1994           1994         1993        1992            1991
                                     -----------    -----------   -----------   ---------    ---------       ---------
INCOME STATEMENT DATA:
Operating Revenues.................    $ 24,524     $  3,129       $  13,989     $  24,620   $  23,027       $  20,919
Fuel, Operation and Maintenance....      24,899        2,409          21,762        22,991      26,823          27,896
Net (Loss) Income..................      (6,059)         182         131,385        (9,433)    (47,468)(2)     (19,792)

                                         DECEMBER 31,                                        DECEMBER 31,
                                     -------------------                         -------------------------------------
                                       1995       1994                              1993       1992            1991
                                     --------   --------                         ---------   ---------       ---------
BALANCE SHEET DATA:
Cash & Cash Equivalents............    16,469     22,217                               138       4,817             133
Working Capital (1)................    20,516     27,169                          (289,585)   (284,819)       (160,756)
Total Assets.......................   138,771    145,666                           324,590     333,758         359,058
Decommissioning Liability..........    50,228     48,530                                --          --              --
Capitalization:
  Long-Term Debt (excluding current
    maturities) (1)................         0          0                                 0           0         180,000
  Common Equity....................    82,223     88,292                          (139,783)   (130,350)        (82,882)
  Cumulative Convertible Preferred
    Stock..........................                                                 63,090      63,090          63,090
Total Capitalization...............    82,233     88,292                           (76,693)    (67,260)        160,208

- ---------------
(1) As a result of Predecessor's bankruptcy filing, the Predecessor was in default under the indenture pursuant to which the secured notes were issued. Long-Term Debt of the Predecessor was thereafter classified as a current liability subject to compromise.

(2) In 1992 the Predecessor Company reversed all accumulated tax benefits related to carry forwards of net operating losses and alternative minimum tax credits to reflect the anticipated imposition of certain tax law limitations and the impact of certain settlement agreements between the Predecessor Company and Eastern Utilities Associates.

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

RESULTS OF OPERATIONS

  Operating Revenues

     Years Ended December 31, 1995, 1994 and 1993

     The Company's operating revenues for 1995 increased by approximately $7.4 million, or 43%, as compared with the combined twelve months ended 1994. The increase was due to reduced scheduled and unscheduled outage time during 1995, with an average capacity factor of 83.2% in 1995 as compared with 61.6% in the combined twelve months ended 1994. Operating revenues were also favorably affected in 1995 by reduced outage time and an increase in the sales price per kWh (determined by dividing total sales revenue by the total number of kWh hours sold in the applicable period) to 2.41 cents per kWh as compared with 2.27 cents per kWh in the combined twelve months ended 1994. The Company's cost of power (determined by dividing Total Operating Expenses by the Company's 12.1% share of the power produced by the Seabrook Project during the applicable period) decreased by 34.7% to 3.18 cents per kWh in 1995 as compared with 4.88 cents per kWh in the combined twelve months ended 1994, primarily as a result of reduced depreciation and amortization expenses in 1995 resulting from the write down to fair value of all of the Company's assets following its emergence from bankruptcy in November 1994.

     The Company's operating revenues for the combined twelve months ended 1994 decreased by approximately $7.5 million, or 30.5%, in comparison with 1993. The decrease was primarily due to greater scheduled and unscheduled outages at the Seabrook Project during 1994 than in 1993, with an average capacity factor of 61.6% in 1994 in comparison with 89.9% in 1993. The sales price per kilowatt-hour power was substantially unchanged, increasing to 2.27 cents in the combined twelve-month period in 1994 from 2.24 cents in 1993. The Company's cost of power for the same periods increased by 68.3% to 4.88 cents per kWh in the combined twelve-month period in 1994 as compared with 2.90 cents per kWh in 1993, primarily as a result of the outages in the combined twelve months ended 1994.

  Expenses

     Years Ended December 31, 1995, 1994 and 1993

     The Company's total Operating Expenses (excluding depreciation and all taxes) for 1995 increased $0.7 million, or 3.0%, in comparison with the combined twelve months ended 1994, primarily as a result of increased administrative and general expenses. This increase was partially offset by lower maintenance costs during the Seabrook Project's 1995 scheduled outage. Depreciation and amortization expenses decreased by 59.6% to $3.3 million during 1995 as compared with $8.3 million in the combined twelve months ended 1994. The decrease was the result of a reduction in the depreciable value of the Company's investment in the Seabrook Project due to the write down to fair value of all the Company's assets following its emergence from bankruptcy in November 1994. In the combined twelve months ended 1994, as part of the its emergence from bankruptcy, the Company wrote off $137.9 million of assets and liabilities. Interest income increased in 1995 to $1.5 million as a result of the Company's significantly higher cash and investment balances in 1995.

     The Company's total Operating Expenses (excluding depreciation and all taxes) for the combined twelve-month period in 1994 increased $1.2 million, or 5.1%, in comparison with 1993, primarily as a result of increased maintenance costs during the Seabrook Project's 1994 outages. Taxes other than income increased for the combined twelve-month period in 1994 by approximately $0.4 million, or 10.4%, over 1993, reflecting changes in the manner in which the Company accrued for this liability as a result of the uncertainty regarding the timing and magnitude of the NOLs described below.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company is required under the JOA to pay its share of Seabrook Unit 1 and Seabrook Unit 2 expenses, including, without limitation, operation and maintenance expenses, construction and nuclear fuel expenditures and decommissioning costs, regardless of the level of Seabrook Unit 1's operations. Seabrook project expenses to preserve and protest Unit 2 assets approximate $700,000 per year, of which the Company's share is approximately $91,000 per year. The Company currently is selling most of its power in the Northeast United States short-term wholesale power market. The cash generated from electricity sales by the Company is and has been less than the Company's ongoing cash requirements. The Company expects that it will continue to incur cash deficits until the prices at which it is able to sell its share of the Seabrook Project electricity increase, which may be a number of years, if ever. The Company intends to cover such deficits with its cash and short-term investments which totaled approximately $16.5 million at December 31, 1995. However, if the Seabrook Project operates at a capacity factor below historical levels, or if expenses associated with the ownership or operation of the Seabrook Project, including without limitation decommissioning costs, are materially higher than anticipated, or if the prices at which the Company is able to sell its share of the Seabrook Project electricity do not increase at the rates and within the time expected by the Company, the Company would be required to raise additional capital, either through a debt financing or an equity financing, to meet its ongoing cash requirements.

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

     The Company anticipates that its share of the Seabrook Project's capital expenditures for the 1996 fiscal year will total approximately $2.7 million, primarily for nuclear fuel and various capital projects. This estimated amount is lower than the amount expended in fiscal 1995 for capital expenditures because the cost of nuclear fuel is lower in a non-refueling year.

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

     RISKS IN CONNECTION WITH JOINT OWNERSHIP OF SEABROOK PROJECT. The Company is required under the Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units dated May 1, 1973, as amended, by and among the Company and the other 10 utility companies who are owners of the Seabrook Project (the "JOA"), to pay its share of Seabrook Unit 1 and Seabrook Unit 2 expenses, including without limitation operations and maintenance expenses, construction and nuclear fuel expenditures and decommissioning costs, regardless of the level of Seabrook Unit 1's operations. Under certain circumstances, a failure by the Company to make its monthly payments under the JOA entitles certain other joint owners of the Seabrook Project to purchase the Company's interest in the Seabrook Project for 75% of the then fair market value thereof.

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

                                            ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 26, 1996


                          GREAT BAY POWER CORPORATION
                                 BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                  DECEMBER 31,   DECEMBER 31,
                                                                      1995           1994
                                                                  ------------   ------------
ASSETS:
Current Assets:
  Cash & Cash equivalents.......................................    $  8,874       $ 18,533
  Short-term Investments, at market.............................       7,595          3,684
  Accounts Receivable...........................................       1,535          2,598
  Materials & Supplies..........................................       4,230          4,846
  Prepayments & Other Assets....................................       1,249          2,976
                                                                    --------       --------
          Total Current Assets..................................      23,483         32,637
                                                                    --------       --------
Property, Plant & Equipment:
  Utility Plant.................................................     104,696        101,308
  Less: Accumulated Depreciation................................      (4,165)           (95)
                                                                    --------       --------
  Net Utility Plant.............................................     100,531        101,213
  Nuclear Fuel..................................................       9,925         10,556
  Less: Accumulated Amortization................................        (304)        (2,118)
                                                                    --------       --------
  Net Nuclear Fuel..............................................       9,621          8,438
          Net Property, Plant & Equipment.......................     110,152        109,651
Other Assets:
  Decommissioning Trust Fund....................................       5,108          3,290
  Deferred Debits & Other.......................................          28             88
                                                                    --------       --------
          Total Other Assets....................................       5,136          3,378
                                                                    --------       --------
          TOTAL ASSETS..........................................    $138,771       $145,666
                                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts Payable and Accrued Expenses.........................    $    237       $    303
  Taxes Accrued.................................................       1,293          1,166
  Reorganization Expenses.......................................           0          2,653
  Miscellaneous Current Liabilities.............................       1,437          1,346
                                                                    --------       --------
          Total Current Liabilities.............................       2,967          5,468
Operating Reserves:
  Decommissioning Liability.....................................      50,228         48,530
  Miscellaneous Other...........................................         671            719
                                                                    --------       --------
          Total Operating Reserves..............................      50,899         49,249
Other Liabilities & Deferred Credits............................       2,672          2,563
Accumulated Deferred Taxes......................................           0             94
Commitments & Contingencies.....................................
Stockholders' Equity:
  Common stock, $.01 par value
       Authorized, issued and outstanding -- 8,000,000 shares
         at December 31, 1995 and 1994..........................          80             80
  Additional paid-in capital....................................      88,030         88,030
  Retained earnings.............................................      (5,877)           182
                                                                    --------       --------
          Total Stockholders' Equity............................      82,233         88,292
                                                                    --------       --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............    $138,771       $145,666
                                                                    ========       ========

       (The accompanying notes are an integral part of these statements.)


                          GREAT BAY POWER CORPORATION
                              STATEMENT OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                           SUCCESSOR               PREDECESSOR
                                                -------------------------------   -------------
                                                JANUARY 1 TO    NOVEMBER 24 TO    JANUARY 1 TO
                                                DECEMBER 31,     DECEMBER 31,     NOVEMBER 23,
                                                    1995             1994             1994
                                                -------------   ---------------   -------------
Operating Revenues............................     $24,524          $ 3,129         $  13,989
Operating Expenses:
  Production..................................      17,433            1,836            16,891
  Transmission................................         934               70               834
  Administrative & General....................       6,532              503             4,037
  Depreciation & Amortization.................       3,339              240             8,027
  Taxes other than Income.....................       4,143              346             3,934
                                                -------------       -------       -------------
          Total Operating Expenses............      32,381            2,995            33,723
                                                -------------       -------       -------------
Operating Income (Loss).......................      (7,857)             134           (19,734)
                                                -------------       -------       -------------
Other (Income) Deductions:
  Write-down of Assets & Liabilities..........          --               --         $ 137,908
  Reorganization Expenses.....................          --               --             4,038
  Interest and Dividend (Income) Expense......      (1,546)            (143)              760
  Miscellaneous...............................        (198)               1              (102)
                                                -------------       -------       -------------
          Total Other Deductions..............      (1,744)            (142)          142,604
                                                -------------       -------       -------------
Earnings (Loss) Before Income Taxes...........      (6,113)             276          (162,338)
                                                -------------       -------       -------------
Income Taxes:
  Current.....................................         (54)              --                --
  Deferred....................................           0               94                --
                                                -------------       -------       -------------
          Total Income Taxes..................         (54)              94                --
                                                -------------       -------       -------------
Income (Loss) Before Extraordinary Item.......      (6,059)             182          (162,338)
Extraordinary Income (Loss) Forgiveness of
  Long-term Debt and Accrued Interest.........          --               --           293,723
                                                -------------       -------       -------------
Net Income (Loss).............................     $(6,059)         $   182         $ 131,385
                                                =============   ================  =============

       (The accompanying notes are an integral part of these statements.)

                          GREAT BAY POWER CORPORATION


                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                          COMMON STOCK, $.01                                                  COMMON STOCK, $.01
                              PAR VALUE                                                           PAR VALUE
                          ------------------                                                  ------------------
                          AUTHORIZED, ISSUED       LESS:                                      AUTHORIZED, ISSUED  ADDITIONAL
                           AND OUTSTANDING    TREASURY STOCK,  PAID-IN CAPITAL     TOTAL       AND OUTSTANDING     PAID-IN
                            10,000 SHARES      10,000 SHARES   TREASURY STOCK   COMMON STOCK   8,000,000 SHARES    CAPITAL
                          ------------------  ---------------  ---------------  ------------  ------------------  ----------
PREDECESSOR
Balance at December 31,
  1993...................        $ 10              $ (10)           $  10           $ 10             $ --          $     --
  Financial Results,
    January 1 to November
    23, 1994.............          --                 --               --                              --                --
Equity Infusion and
  Fresh-Start Adj's......         (10)                10              (10)           (10)              80            88,030
- ----------------------------------------------------------------------------------------------------------------------------
SUCCESSOR
Balance at November 23,
  1994...................          --                 --               --                              80            88,030
  Financial Results,
    November 24 to
    December 31, 1994....          --                 --               --                              --                --
Balance at December 31,
  1994...................          --                 --               --                              80            88,030
  Financial Results,
    January 1 to December
    31, 1995.............          --                 --               --                              --                --
Balance at December 31,
  1995...................          --                 --               --                            $ 80          $ 88,030


                           REDEEMABLE                 TOTAL
                           PREFERRED   RETAINED   STOCKHOLDERS'
                             STOCK     EARNINGS      EQUITY
                           ----------  ---------  -------------
PREDECESSOR
Balance at December 31,
  1993...................   $ 63,090   $(139,793)   $ (76,693)
  Financial Results,
    January 1 to November
    23, 1994.............         --     127,789      127,789
Equity Infusion and
  Fresh-Start Adj's......    (63,090)     12,004       37,014
- -----------------------------------------------------------------------------
SUCCESSOR
Balance at November 23,
  1994...................         --          --       88,110
  Financial Results,
    November 24 to
    December 31, 1994....         --         182          182
Balance at December 31,
  1994...................         --         182       88,292
  Financial Results,
    January 1 to December
    31, 1995.............         --      (6,059)      (6,059)
Balance at December 31,
  1995...................         --   $  (5,877)   $  82,233

       (The accompanying notes are an integral part of these statements.)

                          GREAT BAY POWER CORPORATION


                            STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  SUCCESSOR               PREDECESSOR
                                                        ------------------------------    ------------
                                                        JANUARY 1 TO    NOVEMBER 24 TO    JANUARY 1 TO
                                                        DECEMBER 31,     DECEMBER 31,     NOVEMBER 23,
                                                            1995             1994             1994
                                                        ------------    --------------    ------------
Net cash flow from operating activities:
     Net Income (Loss)................................    $ (6,059)        $    182         $131,385
     Adjustments to reconcile net earnings to net cash
       provided by (used in) operating activities:
          Depreciation................................       3,339              240            4,456
          Decommissioning Expense.....................          --               --              636
          Amortization of nuclear fuel................       4,520              553            3,571
          Deferred income taxes.......................         (94)              94               --
          Writedown of assets, net....................         758               --          137,908
          Gain on forgiveness of debt.................          --               --         (293,723)
          Gain on transfer of assets..................        (193)              --               --
          Provision for reorganization expenses.......          --               --            4,038
          Payment of reorganization expenses..........      (2,653)          (1,518)              --
          (Increase) decrease in accounts
            receivable................................       1,021             (635)             507
          Decrease in materials & supplies............         113               39              201
          (Increase) decrease in prepaids and other
            assets....................................       1,718             (520)           1,631
          Increase (decrease) in accounts payable.....         (66)             293              (81)
          Increase in taxes accrued...................         126              273              312
          Increase in misc. current liabilities.......                          400              946
          Other.......................................         183              261              717
                                                        ------------    --------------    ------------
Net cash provided by (used in) operating activities...       2,713             (358)          (7,496)
                                                        ------------    --------------    ------------
Net cash flows (used in) investing activities:
     Utility plant additions..........................      (1,770)            (260)          (1,774)
     Nuclear fuel additions...........................      (5,703)              --             (361)
     Payments to decommissioning fund.................        (988)             (98)            (830)
     Short term investments, net......................      (3,911)          (3,684)              --
                                                        ------------    --------------    ------------
Net cash used in investing activities.................     (12,372)          (4,042)          (2,965)
Net cash provided by financing activities:
     Sale of common stock.............................          --               --           35,000
     Borrowings under DIP financing...................          --               --            8,823
     Repayment of DIP financing.......................          --               --          (10,567)
                                                        ------------    --------------    ------------
Net cash provided by financing activities.............          --               --           33,256
                                                        ------------    --------------    ------------
Net (decrease) increase in cash and cash
  equivalents.........................................      (9,659)          (4,400)          22,795
Cash and cash equivalents, beginning of period........      18,533           22,933              138
                                                        ------------    --------------    ------------
Cash and cash equivalents, end of period..............    $  8,874         $ 18,533         $ 22,933
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

     On the first anniversary of the Effective Date of the Amended Plan, if the Aggregate Value, as defined in the Settlement Agreement, of the Purchasers' 4.8 million shares of common stock was less than $38.5 million, the Company would be obligated to pay to the Investors an amount (the "True-Up Amount") equal to the lesser of (a) $38.5 million less the Aggregate Value, or (b) the total value of all of the Escrow Shares, based on their per share value. The Settlement Agreement permitted the Investors to elect to have their True-Up amounts, if any, satisfied by the issuance of Escrow Shares or in cash. If the Aggregate Value was equal to or greater than $38.5 million, the Escrow Shares would be issued on a pro rata basis to the Company's creditors in accordance with the Amended Plan. In no event, however, would the Investors be entitled to more than the 480,000 Escrow Shares, or the cash proceeds from the sale of those shares. On the anniversary date, November 23, 1995, the Aggregate Value of the Purchaser's 4.8 million shares of common stock was $38,832,000. As this amount was greater than $38.5 million, the escrow shares were issued to the creditors.

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
                                                       ========                              ========

- ---------------
(a)  Elimination of Writedown of Assets, Net

(b) Elimination of Reorganization Expenses

(c)  Elimination of Forgiveness of Debt and related interest

(d) Depreciation expense adjusted to reflect asset writedown

(e)  Additional expenses associated with UNITIL and Tillinghast agreements

(f)  Recognition of new outage accrual policy

(g) Tax impact of above entries assuming ability to fully benefit loss


C. REGULATION

     The Company is subject to the regulatory authority of the Federal Energy Regulatory Commission ("FERC"), the Nuclear Regulatory Commission ("NRC") and the New Hampshire Public Utilities Commission ("NHPUC") and other federal and state agencies as to rates, operations and other matters. The Company's cost of service is not regulated. As such, the Company's accounting policies are not subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation".

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

J. OPERATING REVENUES

     Revenues are recorded on an accrual basis based on billing rates provided for in contracts and approved by FERC. During the year ended December 31, 1995, four customers accounted for 27%, 21%, 15% and 12% of total operating revenues. For the period from November 24 to December 31, 1994, four customers accounted for 50%, 15%, 12% and 12% of total operating revenues. For the period from January 1, 1994 to November 23, 1994, four customers accounted for 28%, 17%, 15% and 12% of total operating revenues.

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

     All other short term investments with a maturity of greater than three months are classified as trading securities and reflected as a current asset at market value. Changes in the market value of such securities are included in earnings (loss). The change in the net unrealized holding gain (loss) on short-term investments was not material in each of the periods presented.

M. SEABROOK UNIT 2

     The Company also has a 12.1% ownership interest in Seabrook Unit 2 to which it has assigned no value. On November 6, 1986, the joint owners of the Seabrook Project, recognizing that Seabrook Unit 2 had been canceled, voted to dispose of the Unit. Certain assets of Seabrook Unit 2 have been and are being sold from

                          GREAT BAY POWER CORPORATION

                               DECEMBER 31, 1995

time to time to third parties and or used in Seabrook Unit 1. Plans regarding disposition of Seabrook Unit 2 are now under consideration, but have not been finalized and approved. The Company is unable, therefore, to estimate the costs for which it would be responsible in connection with the disposition of Seabrook Unit 2. Monthly charges are required to be paid by the Company with respect to Seabrook Unit 2 in order to preserve and protect its components and various warranties. Any sales of Unit 2 property or inventory are reflected in other income as gains on the sale of assets. Transfers of Unit 2 items to Unit 1 were done at the historical basis of Unit 2 property or components.

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

O. RECLASSIFICATIONS

     Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

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

     At the time that the Company entered into the PECO Services Agreement, the Company and PECO entered into a Warrant Purchase Agreement, dated November 3, 1995, pursuant to which on February 15, 1996, PECO purchased a warrant (the "PECO Warrant") from the Company for $1,000,000. The PECO Warrant entitles PECO to purchase 420,000 shares (the "Warrant Shares") of the Company's Common Stock, $0.01 par value per share (the "Common Stock"), at an exercise price of the higher of (1) $9.75 per share, or (2) the highest trading price per share of the Company's Common Stock prior to the expiration date of the PECO Warrant. The $1,000,000 purchase price for the PECO Warrant will be credited to the aggregate exercise price of the PECO Warrant upon exercise. If PECO does not exercise the PECO Warrant, the purchase price for the PECO Warrant is wholly or partially refundable only if the Company terminates the PECO Services Agreement for convenience prior to the Warrant Expiration Date or in certain other circumstances under the control of the Company. The PECO Warrant expires on September 30, 1996 (the "Warrant Expiration Date") unless extended because the Seabrook Project fails to maintain a 60% capacity factor for the first nine months of 1996, in which case the Warrant Expiration Date will be extended until the earlier of such time as the Seabrook Project's rolling 12-month capacity factor equals or exceeds 60% or December 31, 1997.

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

                                          COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
April 7, 1994, except as to the
information presented in
Note H, for which the date is
November 23, 1994

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

                                          GREAT BAY POWER CORPORATION

June 17, 1996                                     JOHN A. TILLINGHAST
                                          By:
                                          --------------------------------------

                                            John A. Tillinghast
                                            President and
                                            Chief Executive Officer

                                 EXHIBIT INDEX

                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
  NO.                                   DESCRIPTION                                     PAGE
- -------   ------------------------------------------------------------------------  ------------
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

                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
  NO.                                   DESCRIPTION                                     PAGE
- -------   ------------------------------------------------------------------------  ------------
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

- ---------------
(1) Filed as an exhibit to the Annual Report on Form 10-K.

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