Form 10-Q
period 1996-06-30
GREAT BAY POWER CORP
filed 1996-08-14
CIK 808277

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                    June 30, 1996

                                       OR
[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from        ______________ to ____________

         Commission file number                                  0-25748

                          GREAT BAY POWER CORPORATION
               (Exact name of registrant as specified in its charter)

         NEW HAMPSHIRE                                          02-0396811
- -------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


COCHECO FALLS MILLWORKS, 100 MAIN STREET, SUITE  201         03820
      DOVER , NEW HAMPSHIRE                               (Zip Code)
(Address of principal executive offices)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (603) 742-3388

20 LADD STREET, PORTSMOUTH, NEW HAMPSHIRE                        03801-4080
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

Yes   X       No

            Class                                      Outstanding at August 7, 1996
Common Stock, $0.01 Par Value per Share                              7,955,648

                          GREAT BAY POWER CORPORATION




                          GREAT BAY POWER CORPORATION

                                     INDEX



Part I. Financial Information:

         Item 1 - Financial Statements.

         Statements of Income and Loss - Three and Six
             Months Ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . .   3

         Balance Sheets at June 30, 1996
             and December 31, 1995          . . . . . . . . . . . . . . . . . . . . . .  4-5

         Statements of Cash Flows - Six
             Months Ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . .   6

         Notes to Financial Statements      . . . . . . . . . . . . . . . . . . . . . .  7-11

Item 2 - Financial Discussion.

         Management's Discussion and Analysis of Financial Condition
             and Results of Operations      . . . . . . . . . . . . . . . . . . . . . .  11-17

Part II. Other Information:

         Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .  17

         Item 4 - Submission of Matters to a Vote of  Securityholders . . . . . . . . .  17

         Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . .  18

         Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

         Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                          GREAT BAY POWER CORPORATION
                         STATEMENTS OF INCOME AND LOSS
                                  (UNAUDITED)
            (Dollars in Thousands, except shares and per share data)


                                                                       Three Months                  Six Months
                                                                       Ended June 30,               Ended June 30,
                                                                    1996           1995           1996          1995
                                                                 -----------    -----------    ----------    -----------
Operating Revenues                                                   $7,305         $6,628       $14,196        $14,409

Operating Expenses:
  Production                                                          3,855          4,096         7,443          8,302
  Transmission                                                          229            229           488            471
  Administrative & General                                            1,310          1,537         3,224          2,939
  Depreciation & Amortization                                           874            784         1,748          1,520
  Taxes other than Income                                             1,023          1,000         2,077          2,022
                                                                 -----------    -----------    ----------    -----------
      Total Operating Expenses                                        7,291          7,646        14,980         15,254
                                                                 -----------    -----------    ----------    -----------
Operating Income (Loss)                                                  14         (1,018)         (784)          (845)

Other (Income) Deductions:
  Interest (Income) Expense                                            (199)          (414)         (470)          (801)
  Decommissioning Cost Accretion                                        565              0         1,130              0
  Decommissioning Trust Fund Income                                     (83)             0          (161)             0
  Miscellaneous                                                           0              0             4              0
                                                                 -----------    -----------    ----------    -----------
      Total Other (Income) Deductions                                   283           (414)          503           (801)
                                                                 -----------    -----------    ----------    -----------

Loss Before Income Taxes                                               (269)          (604)       (1,287)           (44)
Income Taxes                                                              0              0             0              0
                                                                 -----------    -----------    ----------    -----------

Net Loss                                                              ($269)         ($604)      ($1,287)          ($44)
                                                                 ===========    ===========    ==========    ===========

Weighted Average Number of Shares Outstanding                     7,999,071      7,999,998     7,999,510      7,999,998
                                                                 ===========    ===========    ==========    ===========

Loss Per Share                                                       ($0.03)        ($0.08)       ($0.16)        ($0.01)
                                                                 ===========    ===========    ==========    ===========


       (The accompanying notes are an integral part of these statements.)

                          GREAT BAY POWER CORPORATION
                                 BALANCE SHEET
                                  (UNAUDITED)
                             (Dollars in Thousands)

                                                                                  June 30,            December 31,
                                                                                    1996                  1995
                                                                                -----------           ------------
ASSETS:
Current Assets:
  Cash & Cash equivalents                                                           $11,687                 $8,874
  Short-term Investments, at market                                                   3,935                  7,595
  Accounts Receivable                                                                 2,747                  1,535
  Materials & Supplies                                                                4,154                  4,230
  Prepayments & Other Assets                                                          2,837                  1,249
                                                                                -----------            -----------
      Total Current Assets                                                           25,360                 23,483
                                                                                -----------            -----------
Property, Plant, & Equipment:
  Utility Plant                                                                     104,791                104,696
  Less: Accumulated Depreciation                                                     (5,487)                (4,165)
                                                                                -----------            -----------
  Net Utility Plant                                                                  99,304                100,531

  Nuclear Fuel                                                                       10,308                  9,925
  Less: Accumulated Amortization                                                     (2,278)                  (304)
                                                                                -----------            -----------
  Net Nuclear Fuel                                                                    8,030                  9,621

      Net Property, Plant & Equipment                                               107,334                110,152
                                                                                -----------            -----------
Other Assets:
  Decommissioning Trust Fund                                                          5,707                  5,108
  Deferred Debits & Other                                                                33                     28
                                                                                -----------            -----------
      Total Other Assets                                                              5,740                  5,136
                                                                                -----------            -----------
       TOTAL ASSETS                                                                $138,434               $138,771
                                                                                ===========            ===========




       (The accompanying notes are an integral part of these statements)

                          GREAT BAY POWER CORPORATION
                                 BALANCE SHEET
                                  (UNAUDITED)

                             (Dollars in Thousands)

                                                                                 June 30,              December 31,
                                                                                   1996                    1995
                                                                                -----------            ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts Payable and Accrued Expenses                                                 $96                   $237
  Taxes Accrued                                                                           0                  1,293
  Miscellaneous Current Liabilities                                                   1,515                  1,437
                                                                                -----------            -----------
          Total Current Liabilities                                                   1,611                  2,967

Operating Reserves:
  Decommissioning Liability                                                          51,344                 50,228
  Miscellaneous Other                                                                   671                    671
                                                                                -----------            -----------
          Total Operating Reserves                                                   52,015                 50,899

Other Liabilities & Deferred Credits                                                  2,958                  2,672

Stockholders' Equity:
  Common stock, $.01 par value
    Authorized - 20,000,000 shares
    Issued and Outstanding - 7,999,948 shares                                            80                     80
    Less: Treasury Stock - 13,300 Common Shares, at cost                                (96)                     -
  Common Stock Warrants                                                               1,000                      -
  Preferred Stock, $.01 par value
    Authorized - 5,000,000 shares
    Issued and outstanding - none                                                         -                      -
  Additional paid-in capital                                                         88,030                 88,030
  Accumulated Deficit                                                                (7,164)                (5,877)
                                                                                -----------            -----------
          Total Stockholders' Equity                                                 81,850                 82,233

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $138,434               $138,771
                                                                                ===========            ===========


       (The accompanying notes are an integral part of these statements.)

                          GREAT BAY POWER CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)

                                                                           Six Months           Six Months
                                                                             Ended                Ended
                                                                         June 30, 1996        June 30, 1995
                                                                         --------------      ---------------
Net cash flow from operating activities:
  Net Loss                                                                     ($1,287)                ($44)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Depreciation & Amortization                                                1,748                1,520
      Amortization of nuclear fuel                                               1,974                2,378
      Decommissioning Trust Accretion                                            1,130                    -
      Decommissioning Trust Interest                                              (161)                   -
      (Increase) decrease in accounts receivable                                (1,212)               1,082
      (Increase) decrease in materials & supplies                                  (14)                 (68)
      (Increase) decrease in prepaids and other assets                          (1,588)                 715
      Increase (decrease) in accounts payable                                     (141)                (228)
      Increase (decrease) in taxes accrued                                      (1,293)              (1,150)
      Other                                                                        356               (1,240)

                                                                         --------------      ---------------
Net cash provided by (used in) operating activities                               (488)               2,965
                                                                         --------------      ---------------

Net cash flows from investing activities:
  Utility plant additions                                                         (429)                (329)
  Nuclear fuel additions                                                          (383)              (1,094)
  Payments to decommissioning fund                                                (451)                (402)
  Decrease (Increase) in Short term investments                                  3,660               (5,031)
                                                                         --------------      ---------------
Net cash provided by (used in) investing activities                              2,397               (6,856)
                                                                         --------------      ---------------

Net cash from financing activities:
  Repurchase of Common Stock                                                       (96)                   0
  Common Stock Warrants                                                          1,000                    0
                                                                         --------------      ---------------
Net cash provided by financing activities                                          904                    0
                                                                         --------------      ---------------
Net increase (decrease) in cash and cash equivalents                             2,813               (3,891)
Cash and cash equivalents, beginning of period                                   8,874               18,533
                                                                         --------------      ---------------
Cash and cash equivalents, end of period                                       $11,687              $14,642
                                                                         ==============      ===============

       (The accompanying notes are an integral part of these statements.)

                          GREAT BAY POWER CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

Note A - THE COMPANY

         Great Bay Power Corporation ("Great Bay" or the "Company") is a public utility whose principal asset is a 12.1% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the "Seabrook Project"). Great Bay was incorporated in 1986 and was formerly known as EUA Power Corporation. Great Bay sells its share of the electricity output of the Seabrook Project in the wholesale electricity market, primarily in the Northeast United States. Great Bay does not have operational responsibility for the Seabrook Project. The Company's share of the Seabrook Project capacity is approximately 140 megawatts ("MW"). Great Bay currently sells all but 10 MW of its share of the Seabrook Project capacity in the short-term market.

         Until May 1, 1996, the Company had two employees, and substantially all of the Company's power marketing and administrative functions were performed on the Company's behalf by third parties pursuant to contractual agreements. As of May 1, 1996, the Company had five employees and the Company had assumed responsibility for virtually all of its administrative functions.

         On April 11, 1996, BayCorp Holdings, Ltd. ("BayCorp"), a wholly-owned subsidiary of the Company, filed a Form S-4 Registration Statement with the Securities and Exchange Commission relating to the reorganization of the Company into a holding company structure (the "Merger") pursuant to which the Company would become a wholly-owned subsidiary of BayCorp, a new Delaware company. If the Merger is consummated, BayCorp will be able to engage in business activities, through subsidiaries other than the Company, from which the Company is prohibited from engaging because of its status as an Exempt Wholesale Generator ("EWG") under the Public Utility Holding Company Act of 1935. The restructuring is subject to regulatory approval by the Federal Energy Regulatory Commission (the "FERC"), the Nuclear Regulatory Commission (the "NRC") and the New Hampshire Public Utilities Commission (the
"NHPUC"). The Company has received regulatory approvals from the FERC and the NHPUC and is awaiting approval from the NRC. At a meeting of shareholders held on July 2, 1996, the shareholders of the Company voted to approve the Merger. The Company expects to complete the restructuring by the end of August 1996. As a New Hampshire public utility, many transactions by the Company are subject to approval by the NHPUC. If the Merger is consummated, while the activities of the Company will continue to be subject to such regulation, the activities of BayCorp will not be.

                          GREAT BAY POWER CORPORATION



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited financial statements included herein have been prepared on behalf of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. The Company believes, however, its disclosures herein, when read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

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

Note C - PECO SERVICES AGREEMENT AND WARRANT AGREEMENT

         The Company and PECO Energy Company ("PECO") entered into a Services Agreement dated as of November 3, 1995 (the "PECO Services Agreement"), pursuant to which PECO was appointed as the Company's exclusive agent to market and sell the Company's uncommitted portion of electricity generated by the Seabrook Project. Proceeds from the sale of the Company's electricity together with reservation fees payable by PECO to the Company are shared between the Company and PECO in accordance with formulas set forth in the PECO Services Agreement.

         The PECO Services Agreement became effective on December 31, 1995 and has an initial term of two years. The term will be automatically extended for one additional year (to December 31, 1998) if PECO exercises the PECO Warrant (as defined below) to purchase shares of Great Bay Common Stock, described below. At any time prior to the Warrant Expiration Date (as defined below), the Company is entitled to terminate the

                          GREAT BAY POWER CORPORATION


PECO Services Agreement; however, if the PECO Services Agreement is so terminated, the Company will be required to refund to PECO the $1,000,000 purchase price for the PECO Warrant, plus interest.

         At the time that the Company entered into the PECO Services Agreement, the Company and PECO entered into a Warrant Purchase Agreement, dated November 3, 1995 (the "PECO Warrant Purchase Agreement"), pursuant to which on
February 15, 1996, PECO purchased the PECO Warrant from the Company for $1,000,000. The PECO Warrant entitles PECO to purchase 420,000 shares of the Company's Common Stock at an exercise price of the higher of (1) $9.75 per share, or (2) the highest trading price per share of the Company's Common
Stock prior to the Warrant Expiration Date. The $1,000,000 purchase price for the PECO Warrant will be credited toward the aggregate exercise price of the PECO Warrant upon exercise. If PECO does not exercise the PECO Warrant, the purchase price for the PECO Warrant is wholly or partially refundable only if the Company terminates the PECO Services Agreement for convenience prior to the Warrant Expiration Date or if PECO exercises certain of its rights to terminate the PECO Services Agreement. The PECO Warrant expires on September 30, 1996 (the "Warrant Expiration Date").

Note D - COMMITMENTS AND CONTINGENCIES

Nuclear Power, Energy and Utility Regulation

         The Seabrook Project and the Company, as part owner of a licensed nuclear facility, are subject to the broad jurisdiction of the NRC, which is empowered to authorize the siting, construction and operation of nuclear reactors after consideration of public health and safety, environmental and anti-trust matters. The Company has been, and will be, affected to the extent of its proportionate share by the cost of any such requirements made applicable to Seabrook Unit 1.

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

         Because it is an EWG, the Company is not subject to the jurisdiction of the NHPUC under the Public Utility Holding Company Act of 1935. In order to maintain its EWG status, the Company must continue to engage exclusively in the business of owning and/or operating all or part of one or more "eligible facilities" and to sell electricity only at wholesale (i.e., not to end users) and activities incidental thereto. An "eligible facility" is a facility used for the generation of electric energy exclusively at wholesale or used for

                          GREAT BAY POWER CORPORATION



Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

the generation of electric energy and leased to one or more public utility companies. The term "facility" may include a portion of a facility. In the case of Great Bay, its 12.1% joint ownership interest in the Seabrook Project comprises an "eligible facility." Upon completion of the restructuring described in Note A above, the activities of the holding company will not be subject to the limitations and restrictions required of EWGs.

         Substantial controversy has existed for some time concerning nuclear generating plants and over the years such opposition has led to construction delays, cost overruns, licensing delays, demonstrations and other difficulties. The Seabrook Project was the subject of significant public controversy during its construction and licensing and remains controversial. An increase in public concerns regarding the Seabrook Project or nuclear power in general could adversely affect the operating license of Seabrook Unit 1. While Great Bay cannot predict the ultimate effect of such controversy, it is possible that it could result in a premature shutdown of the unit.

         In the event of a permanent shutdown of any unit, NRC regulations require that it be completely decontaminated of any residual radioactivity. While the owners of the Seabrook Project are accumulating a trust fund (the "Decommissioning Trust Fund") to pay decommissioning costs, if these costs exceed the amount of the trust fund, the owners (including Great Bay) will be liable for the excess.

Decommissioning Liability

         Based on the Financial Accounting Standards Board's ("FASB") tentative conclusions, the Company has recognized as a liability its proportionate share of the estimated Seabrook Project decommissioning ("Seabrook Project's Decommissioning Liability"). The initial recognition of this liability was capitalized as part of the fair value of the utility plant at November 23, 1994. The estimated cost to decommission the Seabrook Project, based on a study performed in 1994 for the lead owner of the Plant, is approximately $414 million in 1995 dollars and $2.1 billion in 2026 dollars, assuming a 36 year life for the facility and a future escalation rate of 4.25%. Based on this estimate, the value of Great Bay's share of this liability in 1995 dollars was approximately $50.2 million, which had been recorded as a liability on the December 31, 1995 balance sheet.

         During the first half of 1996, the Company began to accrete its share of the Seabrook Project's decommissioning liability at the 4.25% rate used in the 1994 study. This accretion is a non-cash charge which recognizes the future escalation in the Company's liability related to the closure and decommissioning of its nuclear plant in current year dollars over the licensing period of the plant. As a result of this accretion, the Company's share of the estimated decommissioning cost as of June 30, 1996 was $51.3 million, which has been recorded as a liability on the June 30, 1996 balance sheet.

                          GREAT BAY POWER CORPORATION

Liquidity and Capital Expenditures

         Great Bay anticipates that its share of the Seabrook Project's capital expenditures for the 1996 fiscal year will total approximately $7.0 million, primarily for nuclear fuel and various capital projects. This estimated amount is based on the latest projections provided by the Managing Agent of the Seabrook Project. This amount is lower than the amount expended in fiscal 1995 for capital expenditures because the cost of nuclear fuel is lower in a non-refueling year.

         On July 22,1996, the Company announced that it had received approximately $7.0 million from the proceeds of the sale of unused steam generators from Seabrook Unit 2 to Public Service Electric and Gas Company and the co-owners of Salem Unit 1. The company had previously written off its investment in Seabrook Unit 2 and will recognize a gain from the sale of the steam generators in the third quarter of 1996.

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

         On June 4, 1996, the Board of Directors of Great Bay adopted a resolution authorizing the Company to repurchase up to an aggregate of 140,000 shares of the Company's Common Stock on the open market or in privately negotiated transactions. The authority to repurchase shares established by this resolution continues to the earlier of June 30,1997, or a determination by the Board of Directors to discontinue such repurchases. As of July 22, 1996, the Company had repurchased 44,300 shares at a cost of $335,050 as part of the repurchase program and had shares outstanding at that date of 7,955,648.

         The Company has never paid cash dividends on the Common Stock. The Company currently intends to retain all of its future earnings and does not anticipate paying a dividend in the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

         Great Bay is a public utility whose principal asset is a 12.1% joint ownership interest in the Seabrook Project in Seabrook, New Hampshire. Great Bay was incorporated in New Hampshire in 1986. The Company sells its share of the electricity

                          GREAT BAY POWER CORPORATION


output of the Seabrook Project in the wholesale electricity market, primarily in the Northeast United States. Great Bay does not have operational responsibility for the Seabrook Project. Instead, the daily operational and management responsibilities of the Seabrook Project are carried out by a Managing Agent, which is currently North Atlantic Energy Service Corporation ("NAESCO"), a wholly owned subsidiary of Northeast Utilities. Great Bay's share of the Seabrook Project capacity is approximately 140 MW. Great Bay currently sells all but 10 MW of its share of the Seabrook Project capacity in the short-term market.

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

         The Seabrook Project from time to time experiences both scheduled and unscheduled outages. Great Bay incurs losses during outage periods due to the loss of all operating revenues and additional costs associated with the outages as well as continuing operating and maintenance expenses and depreciation. Unscheduled outages or operation of the unit at reduced capacity can occur due to the automatic operation of safety systems following the detection of a malfunction. In addition, it is possible for the unit to be shut down or operated at reduced capacity based on the results of scheduled and unscheduled inspections and routine surveillance by Seabrook Project personnel. It is not possible for Great Bay to predict the frequency or duration of any future unscheduled outages; however, it is likely that such unscheduled outages will occur. The Managing Agent of the Seabrook Project has scheduled the next refueling outage for June 1997. Refueling outages are scheduled generally every 18-24 months depending upon the Seabrook Project capacity factor and the rate at which the nuclear fuel is consumed.

SECOND QUARTER OF FISCAL 1996 COMPARED TO THE SECOND QUARTER OF FISCAL 1995

Operating Revenues

         Operating revenues increased by approximately $677,000, or 10.2%, to $7,304,821 in the second quarter of 1996 as compared with $6,627,578 in the second quarter of 1995. This increase was primarily due to higher availability and production at the Seabrook Project resulting from no outages during the second quarter of 1996 compared with an unscheduled outage occurring during the second quarter of 1995. During the second quarter of 1996, the average capacity factor at the Seabrook Project was 100.4% of the rated capacity versus an average capacity factor of 87.4% for the same period in 1995. Sales of electricity increased by approximately 15.7% to 308,094,070 kWhs in 1996 as compared with 266,284,000 kWhs in 1995. This increase in kWh sales during the second quarter of 1996 was partially offset by a decrease in the sales price per kWh received by the Company during the second quarter of 1996 (determined by

                          GREAT BAY POWER CORPORATION


dividing total sales revenue by the total number of kWhs sold in the applicable period), as compared to the same period in 1995. During the second quarter of 1996 the sales price per kWh decreased 4% to 2.37 cents per kWh as compared with 2.48 cents per kWh in the 1995 period. Decreased electricity demand due to mild temperatures and increased hydroelectric generating capacity due to a strong winter run-off adversely affected prices during the second quarter of 1996. Great Bay's cost of power (determined by dividing total operating expenses by Great Bay's 12.1% share of the power produced by the Seabrook Project during the applicable period) decreased by 17.8% to 2.36 cents per kWh during the second quarter of 1996 as compared to 2.87 cents per kWh during the second quarter of 1995. This decrease was primarily the result of unscheduled outages during the second quarter of 1995. Scheduled and unscheduled outage time increases Great Bay's cost of power because Seabrook Project costs are spread over fewer kWhs.

Operating Expenses

         Production expenses for the second quarter of 1996 decreased by $241,000, or 5.9%, compared with the second quarter of 1995. This decrease was primarily the result of reduced operating costs at the Seabrook Project reflecting lower staffing levels and a reduction in the level of outside services, lower nuclear fuel amortization because the Seabrook Project added less expensive nuclear fuel at the last refueling outage and lower outage accruals as the result of the use of a 19 month assumed scheduled operating cycle in the second quarter of 1996 and an 18 month cycle in the second quarter of 1995. The change in the operating cycle reflects a change by the Managing Agents of the Seabrook Project as to the assumed burn rate of the nuclear fuel.

         Administrative and General expenses decreased by $227,000 during the second quarter of 1996, a decrease of 14.8% over the comparable period in 1995. This decrease was primarily due to reduced staffing levels and a reduction in the level of outside service costs at the Seabrook Project.

         Depreciation and amortization expenses increased 11.5% to $874,000 in the second quarter of 1996 as compared to $784,000 during the second quarter of 1995. This increase was primarily attributable to the Company's utility plant additions being depreciated over a shorter remaining license life and amortization of the cost of the materials and supplies inventory that is expected to be on hand at the expiration of the Seabrook Project's NRC operating license.

Other (Income) Deductions

         Other (Income) Deductions increased 168.4%, or $697,000, reflecting $283,000 in Other Deductions during the second quarter of 1996 as compared to Other Income of $414,000 recorded during the second quarter of 1995. This increase was primarily due to the Company's accretion of its share of the Seabrook Project's decommissioning liability. During the first quarter of 1996, Great Bay Power began to accrete its share of the Seabrook Project's decommissioning liability to 1996 dollars rather than 1995 dollars. In

                          GREAT BAY POWER CORPORATION


1995 there was no expense for Great Bay's share of the Seabrook Project's decommissioning liability because the entire amount of Great Bay's share of the Seabrook Project's decommissioning liability was reflected as a liability on Great Bay's balance sheet under fresh start accounting principles. This accretion expense is a non-cash charge and recognizes Great Bay's liability related to the closure and decommissioning of its nuclear plant in current year dollars over the licensing period of the plant. The accretion expense for the second quarter ending June 30, 1996 was $565,000.

          Interest (Income) Expense decreased 51.9%, or $215,000, reflecting $199,000 in Interest Income for the second quarter of 1996 as compared to $414,000 in Interest Income for the second quarter of 1995. The reduction in Interest Income reflects a lower cash balance during the second quarter of 1996 as compared to the second quarter of 1995.

Net Loss

          As a result of the above factors, during the quarter ended June 30, 1996, the Company recorded a net loss of $269,000, or approximately $0.03 per share, as compared to a net loss of $604,000, or approximately $0.08 per share, in the second quarter of 1995.

FIRST SIX MONTHS OF FISCAL 1996 COMPARED TO THE FIRST SIX MONTHS OF FISCAL 1995

Operating Revenues

          Operating Revenues decreased by approximately $213,000, or 1.5%, to $14,196,000 in the first half of 1996 as compared with $14,409,000 in the first half of 1995. During the first half of 1996, the average capacity factor at the Seabrook Project was 93.2% of the rated capacity versus an average capacity factor of 94% of the rated capacity for the same period in 1995. Sales of electricity increased by approximately 0.5% to 572,228,470 kWhs in 1996 as compared with 569,453,000 kWhs in 1995. During the first six months of 1996 the average sales price per kWh decreased approximately 2% to 2.48 cents per kWh as compared to 2.53 cents per kWh during the first six months of 1995. Great Bay's cost of power decreased by 2.2% to 2.61 cents per kWh during the first six months of 1996 as compared to 2.67 cents per kWh during the first six months of 1995. This decrease was primarily the result of unscheduled outages during the first six months of 1995. Scheduled and unscheduled outage time increases Great Bay's cost of power because Seabrook Project costs are spread over fewer kWhs.


Operating Expenses

          Production expenses for the first half of 1996 decreased by $859,000, or 10.3%, compared with the first half of 1995. This decrease was the result of the same factors that

                          GREAT BAY POWER CORPORATION


caused the decrease in production expenses in the second quarter of 1996 in comparison with the second quarter of 1995.

         Administrative and General expenses increased $285,000 during the first half of 1996, an increase of 9.7% over the comparable period in 1995. This increase was primarily due to the costs associated with the growth and management of the Company, including transition and start-up costs associated with the Company directly performing its own administrative functions following the termination of its Marketing and Management and Administrative Services Agreements with UNITIL Resources, Inc. and marketing fees paid to PECO. The marketing fees paid to PECO are calculated based upon a revenue sharing formula. The formula is materially dependent upon the capacity factor achieved at the Seabrook Project and is subject to a biannual true-up in July and January based on the actual capacity factor for the prior six-month period. If the Seabrook Project annual capacity factor exceeds 85%, the Company is entitled to retain a higher percentage of current year revenues and PECO is required to make a true-up payment to the Company.

         Depreciation and amortization expenses increased 15.0% to $1,748,000 in the first half of 1996 as compared to $1,520,000 during the first half of 1995. This increase was primarily attributable to the same factors that caused the increase in depreciation and amortization in the second quarter of 1996 in comparison to the second quarter of 1995.

Other (Income) Deductions

         Other (Income) Deductions increased 163%, or approximately $1,304,000, reflecting $503,000 in Other Deductions during the first six months of 1996 as compared to Other Income of $801,000 during the first six months of 1995. This increase was primarily due to the Company's recognition of its share of the Seabrook Project's decommissioning liability. The accretion expense for this liability for the first six months of 1996 was $1,130,000.

         Interest (Income) Expense decreased 58.7%, or $331,000 during the first six months of 1996 as compared to the first six months of 1995. This reduction in Interest Income was the result of a lower cash balance during the first six months of 1996 as compared to the first six months of 1995.

Net Loss

         As a result of the above factors, during the six month period ending June 30, 1996, the Company recorded a net loss of $1,287,000, or approximately $0.16 per share, as compared to a net loss of $44,000, or approximately $0.01 per share, during the first six months of 1995.

                          GREAT BAY POWER CORPORATION


Tax Loss Carryforwards

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

Liquidity

         The Company's cash and short-term investments decreased approximately $847,000 during the first six months of 1996. Principal factors affecting liquidity during the six months ended June 30, 1996 included the operating loss discussed above, decommissioning trust fund payments of $451,000, an increase in accounts receivable of $1,212,000 due to the resumption of power sales in the first quarter of 1996 following reduced sales in December 1995 as a result of the scheduled outage during that month and an increase in prepayments and other assets of $1,594,000 primarily related to cash funding of the Company's share of the Seabrook Project's operating costs and the June 1996 payment of State of New Hampshire Nuclear Station Property Taxes.

         A decrease in Taxes Accrued of $1,292,000 reflects the Company's payment of its half year 1995 Town of Seabrook property taxes. In December of 1995, the Town of Seabrook, New Hampshire ("Town of Seabrook") issued a bill for property taxes for the second half of 1995 to "North Atlantic Energy
Corp., et al." The Town of Seabrook informed Great Bay that it believed Great Bay's share of this bill was $1,293,000. Great Bay initially refused to pay the bill because Great Bay believes that the Town of Seabrook's assessment of Great Bay's interest in the Seabrook Project was overstated and because the bill failed to recognize Great Bay as an independent taxpayer with a separately assessed and valued parcel of real estate. On April 30, 1996, Great Bay paid the December 1995 property tax bill to avoid the Town of Seabrook placing a lien on the Seabrook Project.

         During the second quarter of 1996, the Company initiated a Common Stock repurchase program as discussed in Note E above. As of June 30, 1996 the Company had repurchased 13,300 shares at a cost of $96,425. As of July 22, 1996 the Company had repurchased 44,300 shares at a cost of $335,050. During the six months ending June 30, 1996, the Company also received $1,000,000 as a result of the PECO warrant purchase.

                          GREAT BAY POWER CORPORATION




          Offsetting these items were non-cash charges to income of $3,719,000 for depreciation and amortization and decommissioning trust fund accretion of $1,130,000

         On July 22, 1996, the Company announced that it had received approximately $7.0 million from the proceeds of the sale of unused steam generators from Seabrook Unit 2 to Public Service Electric and Gas Company and the co-owners of Salem Unit 1. The Company had previously written off its investment in Seabrook Unit 2 and will recognize a gain from the sale of the steam generators in the third quarter of 1996.

PART II.  OTHER INFORMATION.

Item 1. Legal Proceedings

         In December of 1995, the Town of Seabrook, New Hampshire "Town of Seabrook") issued a bill for property taxes for the second half of 1995 to "North Atlantic Energy Corp., et al." The Town of Seabrook informed Great
Bay that it believed Great Bay's share of this bill was $1,293,000. Great Bay initially refused to pay the bill because Great Bay believes that the Town of Seabrook's assessment of Great Bay's interest in the Seabrook Project was overstated and because the bill failed to recognize Great Bay as an independent taxpayer with a separately assessed and valued parcel of real estate. On April 30, 1996, Great Bay paid the December 1995 property tax bill to avoid the Town of Seabrook placing a lien on the Seabrook Project. Great Bay filed a petition with the Town of Seabrook seeking a tax abatement of Great Bay's 1995 property taxes. The Town of Seabrook denied Great Bay's abatement request and on June 19, 1996 Great Bay appealed the Town of Seabrook's decision to the Board of Land and Appeals, Concord, New Hampshire. Management is unable to express an opinion as to the outcome of this matter.

Item 4.  Submission of Matters to a Vote of Securityholders

         The Company held its Annual Meeting of Shareholders on April 16, 1996. Proxies for the meeting were solicited pursuant to Regulation 14A, and there were no solicitations in opposition to management's nominees for Directors.
All such nominees were elected.  At the Annual Meeting, the stockholders of the
Company:

         (1) elected a Board of Directors to serve until the next Annual Meeting of Stockholders of the Company and until their successors are duly elected and qualified (by a vote of 6,185,676 votes in favor of the proposal, 0 votes against the proposal and 1,200 votes abstained, as to all Directors),

         (2) approved the Company's 1995 Stock Option Plan (4,523,505 shares voted in favor of the proposal, 118,350 votes against the proposal and no votes abstained),

                          GREAT BAY POWER CORPORATION


         (3) ratified the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent public accountants for the current fiscal year (6,185,589 votes in favor of the proposal, 578 votes against the proposal and 709 votes abstained).


Item 6. Exhibits and Reports on Form  8-K

         (a)     See Exhibit Index

         (b) A Form 8-K dated April 19, 1996 was filed with the Commission reporting, pursuant to Item 5, that the Registrant had filed a registration statement on Form S-4 relating to the Merger on April 11, 1996.

                          GREAT BAY POWER CORPORATION





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              GREAT BAY POWER CORPORATION

                              /s/ John A. Tillinghast
                              ----------------------------
                              John A. Tillinghast
                              President, Treasurer and Chief Executive Officer (Principal Accounting Officer)


Dated: August 14, 1996

                          GREAT BAY POWER CORPORATION



                                 EXHIBIT INDEX

Exhibit No.               Description

27                        Financial Data Schedule