Form 10-Q
period 1996-09-30
GREAT BAY POWER CORP
filed 1996-11-13
CIK 808277

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended                    September 30, 1996
                                                     ------------------
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

Yes X   No
   ---    ---

Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes X   No
   ---    ---

                  Class                        Outstanding at November 8, 1996
---------------------------------------        -------------------------------
Common Stock, $0.01 Par Value per Share                   8,373,448

                           GREAT BAY POWER CORPORATION

                                      INDEX

Part I. Financial Information:

        Item 1 - Financial Statements

        Statements of Income and Loss - Three and Nine
            Months Ended September  30, 1996 and 1995 ....................  3

        Balance Sheets at September  30, 1996
            and December 31, 1995 ........................................ 4-5

        Statements of Cash Flows - Nine
            Months Ended September  30, 1996 and 1995 ....................  6

        Notes to Financial Statements .................................... 7-11

        Item 2 - Financial Discussion

        Management's Discussion and Analysis of Financial Condition
            and Results of Operations .................................... 11-16

Part II. Other Information:

        Item 1 - Legal Proceedings ....................................... 17

        Item 6 - Exhibits and Reports on Form 8-K ........................ 17

        Signature ........................................................ 18

        Exhibit Index .................................................... 19

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           GREAT BAY POWER CORPORATION
                          STATEMENTS OF INCOME AND LOSS
                                   (UNAUDITED)
            (Dollars in Thousands, except shares and per share data)

                                                       Three Months                Nine Months
                                                    Ended September 30,        Ended September 30,
                                                    1996          1995          1996          1995
                                                ----------    ----------    ----------    ----------

Operating Revenues                              $    8,102    $    6,350    $   22,298    $   20,759

Operating Expenses:
  Production                                         4,081         4,484        11,524        12,786
  Transmission                                         172           231           660           705
  Administrative & General                           1,864         1,673         5,088         4,612
  Depreciation & Amortization                          874           784         2,622         2,304
  Taxes other than Income                              997         1,005         3,075         3,027
                                                ----------    ----------    ----------    ----------
      Total Operating Expenses                       7,988         8,177        22,969        23,434
                                                ----------    ----------    ----------    ----------
Operating Income (Loss)                                114        (1,827)         (671)       (2,675)

Other (Income) Deductions:
  Interest Income                                     (363)         (375)         (833)       (1,184)
  Decommissioning Cost Accretion                       565             0         1,696             0
  Decommissioning Trust Fund Income                    (56)            0          (218)            0
  Miscellaneous                                     (7,051)          (26)       (7,048)          (18)
                                                ----------    ----------    ----------    ----------
      Total Other (Income) Deductions               (6,905)         (401)       (6,403)       (1,202)
                                                ----------    ----------    ----------    ----------

Income (Loss) Before Income Taxes                    7,019        (1,426)        5,732        (1,473)
Income Taxes                                             0           (94)            0           (97)
                                                ----------    ----------    ----------    ----------

Net Income (Loss)                               $    7,019    $   (1,332)   $    5,732    $   (1,376)
                                                ==========    ==========    ==========    ==========

Weighted Average Number of Shares Outstanding    7,965,146     7,999,998     7,987,971     7,999,998
                                                ==========    ==========    ==========    ==========

Earnings (Loss) Per Share                       $     0.88    $    (0.17)   $     0.72    $    (0.17)
                                                ==========    ==========    ==========    ==========


       (The accompanying notes are an integral part of these statements.)
                                        3

                           GREAT BAY POWER CORPORATION
                                  BALANCE SHEET
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                  September 30,   December 31,
                                                                      1996           1995
                                                                   -------------  ------------
ASSETS:
Current Assets:
  Cash & Cash equivalents                                           $ 14,058        $  8,874
  Short-term Investments, at market                                   13,738           7,595
  Accounts Receivable                                                  2,693           1,535
  Materials & Supplies, net                                            4,149           4,230
  Prepayments & Other Assets                                           2,451           1,249
                                                                    --------        --------
      Total Current Assets                                            37,089          23,483
                                                                    --------        --------

Property, Plant, & Equipment:
  Utility Plant                                                      105,043         104,696
  Less: Accumulated Depreciation                                      (6,265)         (4,165)
                                                                    --------        --------
  Net Utility Plant                                                   98,778         100,531

  Nuclear Fuel                                                        11,205           9,925
  Less: Accumulated Amortization                                      (3,326)           (304)
                                                                    --------        --------
  Net Nuclear Fuel                                                     7,879           9,621

      Net Property, Plant & Equipment                                106,657         110,152
                                                                    --------        --------

Other Assets:
  Decommissioning Trust Fund                                           6,061           5,108
  Deferred Debits & Other                                                 33              28
                                                                    --------        --------
      Total Other Assets                                               6,094           5,136
                                                                    --------        --------

       TOTAL ASSETS                                                 $149,840        $138,771
                                                                    ========        ========


        (The accompanying notes are an integral part of these statements)

                           GREAT BAY POWER CORPORATION
                                  BALANCE SHEET
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                   September 30,  December 31,
                                                                       1996           1995
                                                                   -------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts Payable and Accrued Expenses                             $    133        $    237
  Taxes Accrued                                                          459           1,293
  Miscellaneous Current Liabilities                                    1,883           1,437
                                                                    --------        --------
          Total Current Liabilities                                    2,475           2,967

Operating Reserves:
  Decommissioning Liability                                           51,906          50,228
  Miscellaneous Other                                                    671             671
                                                                    --------        --------
          Total Operating Reserves                                    52,577          50,899

Other Liabilities & Deferred Credits                                   3,083           2,672

Stockholders' Equity:
  Common stock, $.01par value
    Authorized - 20,000,000 and 8,000,000 shares, respectively
    Issued  - 8,417,748 shares and 7,999,948 shares, respectively         84              80
    Less: Treasury Stock - 44,300 Common Shares, at cost                (335)              0
  Common Stock Warrants                                                    0               0
  Preferred Stock, $.01 par value
    Authorized - 5,000,000 shares
    Issued and outstanding - none                                          0               0
  Additional paid-in capital                                          92,100          88,030
  Accumulated Deficit                                                   (144)         (5,877)
                                                                    --------        --------
          Total Stockholders' Equity                                  91,705          82,233

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $149,840        $138,771
                                                                    ========        ========


       (The accompanying notes are an integral part of these statements.)

            GREAT BAY POWER CORPORATION GREAT BAY POWER CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                       Nine Months       Nine Months
                                                          Ended             Ended
                                                   September 30, 1996  September 30, 1995
                                                   ------------------  ------------------
Net cash flow from operating activities:
  Net Income (Loss)                                      $ 5,732           $(1,376)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation & Amortization                          2,619             2,304
      Amortization of nuclear fuel                         3,022             3,541
      Deferred Taxes                                           0               (94)
      Decommissioning Trust Accretion                      1,696                 0
      Decommissioning Trust Interest                        (247)                0
      Gain on Transfer of Assets                          (7,050)                0
      (Increase) decrease in accounts receivable          (1,158)              509
      (Increase) decrease in materials & supplies            (54)              (51)
      (Increase) decrease in prepaids and other assets    (1,208)             (272)
      Increase (decrease) in accounts payable               (103)             (190)
      Increase (decrease) in taxes accrued                  (833)             (419)
      Other                                                  857              (566)

                                                         -------           -------
Net cash provided by operating activities                  3,273             3,386
                                                         -------           -------

Net cash flows from investing activities:

  Utility plant additions                                   (730)             (899)
  Nuclear fuel additions                                  (1,280)           (1,762)
  Payments to decommissioning fund                          (723)             (643)
  Proceeds from Sale of Fixed Assets                       7,050                 0
  Decrease (Increase) in Short term investments           (6,145)           (5,739)
                                                         -------           -------
Net cash used in investing activities                     (1,828)           (9,043)
                                                         -------           -------

Net cash from financing activities:
  Repurchase of Common Stock                                (335)                0
  Warrant Exercise                                         4,074                 0
                                                         -------           -------
Net cash provided by financing activities                  3,739                 0
                                                         -------           -------

Net increase (decrease) in cash and cash equivalents       5,184            (5,657)
Cash and cash equivalents, beginning of period             8,874            18,533
                                                         -------           -------
Cash and cash equivalents, end of period                 $14,058           $12,876
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

     Until May 1, 1996, the Company had two employees, and substantially all of the Company's power marketing and administrative functions were performed on the Company's behalf by third parties pursuant to contractual agreements. As of May 1, 1996, the Company assumed responsibility for virtually all of its administrative functions. As of September 23, 1996, the Company had six employees.

     On April 11, 1996, BayCorp Holdings, Ltd. ("BayCorp"), a wholly-owned subsidiary of the Company, filed a Form S-4 Registration Statement with the Securities and Exchange Commission relating to the reorganization of the Company into a holding company structure (the "Merger") pursuant to which the Company would become a wholly-owned subsidiary of BayCorp, a new Delaware company. If the Merger is consummated, BayCorp will be able to engage in business activities, through subsidiaries other than the Company, from which the Company is prohibited from engaging because of its status as an Exempt Wholesale Generator ("EWG") under the Public Utility Holding Company Act of 1935. The restructuring is subject to regulatory approval by the Federal Energy Regulatory Commission (the "FERC"), the Nuclear Regulatory Commission (the "NRC") and the New Hampshire Public Utilities Commission (the "NHPUC"). The Company has received regulatory approvals from the FERC and the NHPUC and is awaiting approval from the NRC. At a meeting of shareholders held on July 2, 1996, the shareholders of the Company voted to approve the Merger. The Company expects to complete the restructuring by the end of December 1996. As a New Hampshire public utility, many transactions by the Company are subject to approval by the NHPUC. If the Merger is consummated, while the activities of the Company will continue to be subject to such regulation, the activities of BayCorp will not be.

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The unaudited financial statements included herein have been prepared on behalf of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments,

                           GREAT BAY POWER CORPORATION

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

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires that financial statements include certain disclosures related to stock-based employee compensation arrangements regardless of the method used to account for them. The Company does not plan to adopt the accounting under this pronouncement but rather adopt the required audited pro forma disclosure in the year end financial statements. Based on arrangements covered by the pronouncement, the pro forma effects on earnings and earnings per share are not expected to be material.

Note C - PECO SERVICES AGREEMENT AND WARRANT AGREEMENT

     The Company and PECO Energy Company ("PECO") entered into a Services Agreement dated as of November 3, 1995 (the "PECO Services Agreement"), pursuant to which PECO was appointed as the Company's exclusive agent to market and sell the Company's uncommitted portion of electricity generated by the Seabrook Project. Proceeds from the sale of the Company's electricity, together with reservation fees payable by PECO to the Company, are shared between the Company and PECO in accordance with formulas set forth in the PECO Services Agreement. The PECO Services Agreement became effective on December 31, 1995.

     At the time that the Company entered into the PECO Services Agreement, the Company and PECO entered into a Warrant Purchase Agreement (the "PECO Warrant Purchase Agreement") pursuant to which, on February 15, 1996, PECO purchased a warrant from the Company for $1,000,000. The PECO Warrant entitled PECO to purchase 4.99% of the total shares outstanding of the Company's Common Stock at an exercise price of the higher of (1) $9.75 per share, or (2) the highest trading price per share of the Company's Common Stock prior to September 30, 1996.

                           GREAT BAY POWER CORPORATION

     On September 30, 1996, PECO exercised its warrant and purchased 417,800 shares, or 4.99%, of the Company's Common Stock at a price of $9.75 per share. As a result of the exercise of the warrant by PECO, the marketing agreement between PECO and Great Bay was automatically extended through December 31, 1998. In addition, the parties agreed to extend the marketing arrangement for an additional year through December 31, 1999. Under the terms of the warrant, the $1,000,000 received for the purchase of the warrant was credited towards the purchase price for the 417,800 newly issued shares. Thus, Great Bay received an additional $3,100,000 as a result of PECO's exercise of the warrant.

Note D - COMMITMENTS AND CONTINGENCIES

Nuclear Power, Energy and Utility Regulation
--------------------------------------------

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

     Because it is an EWG, the Company is not subject to the jurisdiction of the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. In order to maintain its EWG status, the Company must continue to engage exclusively in the business of owning and/or operating all or part of one or more "eligible facilities" and to sell electricity only at wholesale (i.e., not to end users) and activities incidental thereto. An "eligible facility" is a facility used for the generation of electric energy exclusively at wholesale or used for the generation of electric energy and leased to one or more public utility companies. The term "facility" may include a portion of a facility. In the case of Great Bay, its 12.1% joint ownership interest in the Seabrook Project comprises an "eligible facility." Upon completion of the restructuring described in Note A above, the activities of the holding company will not be subject to the limitations and restrictions required of EWGs.

     Substantial controversy has existed for some time concerning nuclear generating plants and over the years such opposition has led to construction delays, cost overruns,

                           GREAT BAY POWER CORPORATION

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

Decommissioning Liability
-------------------------

     Based on the Financial Accounting Standards Board's ("FASB") tentative conclusions, the Company has recognized as a liability its proportionate share of the estimated Seabrook Project decommissioning ("Seabrook Project's Decommissioning Liability"). The initial recognition of this liability was capitalized as part of the fair value of the utility plant at November 23, 1994. The estimated cost to decommission the Seabrook Project, based on a study performed in 1994 for the lead owner of the Seabrook Project, is approximately $414 million in 1995 dollars and $2.1 billion in 2026 dollars, assuming a 36 year life for the facility and a future escalation rate of 4.25%. Based on this estimate, the value of Great Bay's share of this liability in 1995 dollars was approximately $50.2 million, which had been recorded as a liability on the December 31, 1995 balance sheet.

     During the first nine months of 1996, the Company began to accrete its share of the Seabrook Project's decommissioning liability at the 4.25% rate used in the 1994 study. This accretion is a non-cash charge which recognizes the future escalation in the Company's liability related to the closure and decommissioning of its nuclear plant in current year dollars over the licensing period of the plant. As a result of this accretion, the Company's share of the estimated decommissioning cost as of September 30, 1996 was $51.9 million, which has been recorded as a liability on the September 30, 1996 balance sheet.

Liquidity and Capital Expenditures
----------------------------------

     Great Bay anticipates that its share of the Seabrook Project's capital expenditures for the 1996 fiscal year will total approximately $7.0 million, primarily for nuclear fuel and various capital projects. This estimated amount is based on the latest projections provided by the Managing Agent of the Seabrook Project.

     On July 22,1996, the Company received $7,036,792 from the proceeds of the sale of unused steam generators from Seabrook Unit 2 to Public Service Electric and Gas

                           GREAT BAY POWER CORPORATION

Company and the co-owners of Salem Unit 1. The Company had previously written off its investment in Seabrook Unit 2 and recognized a gain from the sale of the steam generators in the quarter ended September 30, 1996.

     As described in Note C above, on September 30, 1996 PECO exercised its warrant to acquire 4.99% of the Company's Common Stock at a price of $9.75 per share.

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

     On June 4, 1996, the Board of Directors of Great Bay adopted a resolution authorizing the Company to repurchase up to an aggregate of 140,000 shares of the Company's Common Stock on the open market or in privately negotiated transactions. The authority to repurchase shares established by this resolution continues to the earlier of June 30,1997, or a determination by the Board of Directors to discontinue such repurchases. As of October 31, 1996, the Company had repurchased 44,300 shares at a cost of $335,050 as part of the repurchase program.

     The Company has never paid cash dividends on the Common Stock. The Company currently intends to retain all of its future earnings and does not anticipate paying a dividend in the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS.
        -------------

Overview
--------

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

                           GREAT BAY POWER CORPORATION

     The Company's operating results and the comparability of these results on an interim and annual basis are directly impacted by the operations of the Seabrook Project, including the cyclical refueling outages (generally 18-24 months apart) as well as any unscheduled outages. During outage periods at the Seabrook Project, the Company has no electricity available for sale and consequently no revenues.

     The Seabrook Project from time to time experiences both scheduled and unscheduled outages. Great Bay incurs losses during outage periods due to the loss of all operating revenues and the additional costs associated with the outages as well as continuing operating and maintenance expenses and depreciation. Unscheduled outages or operation of the unit at reduced capacity can occur due to the automatic operation of safety systems following the detection of a malfunction. In addition, it is possible for the unit to be shut down or operated at reduced capacity based on the results of scheduled and unscheduled inspections and routine surveillance by Seabrook Project personnel. It is not possible for Great Bay to predict the frequency or duration of any future unscheduled outages; however, it is likely that such unscheduled outages will occur. The Managing Agent of the Seabrook Project has scheduled the next refueling outage for May 1997. Refueling outages are scheduled generally every 18-24 months depending upon the Seabrook Project capacity factor and the rate at which the nuclear fuel is consumed.

THIRD QUARTER OF FISCAL 1996 COMPARED TO THE THIRD QUARTER OF FISCAL 1995
-------------------------------------------------------------------------

Operating Revenues
------------------

     Operating revenues increased by approximately $1,752,000, or 27.6%, to $8,102,000 in the third quarter of 1996 as compared with $6,350,000 in the third quarter of 1995. This increase in operating revenues was primarily due to better operating performance at the Seabrook Project represented by a higher capacity factor. During the third quarter of 1996, the capacity factor at the Seabrook Project was 100% of the rated capacity versus a capacity factor of 90.4% for the same period in 1995. There were no unscheduled outages in the third quarter of 1996 as compared to an unscheduled outage which occurred in early July during the third quarter of 1995. Sales of electricity by the Company increased by approximately 11.8% to 311,424,130 kWhs in 1996 as compared with 278,606,000 kWhs in 1995. The Company also realized a higher sales price per kWh (determined by dividing total sales revenue by the total number of kWhs sold in the applicable period) during the third quarter of 1996 as compared to the third quarter of 1995. During the third quarter of 1996 the sales price per kWh increased 14.5% to 2.60 cents per kWh as compared with 2.27 cents per kWh in the 1995 period. Great Bay's cost of power (determined by dividing total operating expenses by Great Bay's 12.1% share of the power produced by the Seabrook Project during the applicable period) decreased by 12.6% to 2.56 cents per kWh during the third quarter of 1996 as compared to 2.93 cents per kWh during the third quarter of 1995. This decrease was primarily due to lower operating expenses during the third quarter of 1996 compared to the third quarter of 1995 and to the higher capacity factor at the Seabrook Project during the third quarter of 1996 as compared to the third quarter of 1995. Scheduled and unscheduled outage time increases Great Bay's cost of power because Seabrook Project costs are spread over fewer kWhs.

Operating Expenses
------------------

     Production and transmission expenses for the third quarter of 1996 decreased by $462,000, or 9.8%, as compared with the third quarter of 1995. This decrease was primarily the result of reduced operating costs at the Seabrook Project due to lower staffing levels and a reduction in the level of outside services, lower nuclear fuel amortization because the Seabrook Project added less expensive nuclear fuel at the last refueling outage and lower outage accruals as the result of the use of a 19 month assumed scheduled operating cycle in the third quarter of 1996 and an 18 month cycle in the third quarter of 1995. The change in the operating cycle reflects a change by the Managing Agents of the Seabrook Project as to the assumed burn rate of the nuclear fuel.

     Administrative and General expenses increased by $191,000 during the third quarter of 1996, an increase of 11.4% over the comparable period in 1995. This increase was primarily due to charges associated with the implementation of a new accounting system at the Seabrook Project in August of 1996 which resulted in additional administrative and general expense.

     Depreciation and amortization expenses increased 11.5% to $874,000 in the third quarter of 1996 as compared to $784,000 during the third quarter of 1995. This increase was primarily attributable to the Company's utility plant additions being depreciated over the remaining license life of the Seabrook Project and amortization of the cost of the materials and supplies inventory that is expected to be on hand at the expiration of the Seabrook Project's NRC operating license.

Other (Income) Deductions
-------------------------

     Other (Income) Deductions increased $6,504,000, reflecting $6,905,000 in other income during the third quarter of 1996 as compared to other income of $401,000 recorded during the third quarter of 1995. This increase was primarily due to the receipt by the Company of $7,036,792 from the proceeds of the sale by the joint owners of the Seabrook Project of four unused steam generators from Seabrook Unit 2 during the third quarter of 1996. This increase in other income was offset in part by the Company's accretion of its share of the Seabrook Project's decommissioning liability. During the first quarter of 1996, Great Bay Power began to accrete its share of the Seabrook Project's decommissioning liability to 1996 dollars from 1995 dollars. In 1995 there was no expense for Great Bay's share of the Seabrook Project's decommissioning liability because the entire amount of Great Bay's share of the Seabrook Project's decommissioning liability was reflected as a liability on Great Bay's balance sheet under fresh start accounting principles. This accretion expense is a non-cash charge and recognizes Great Bay's liability related to the closure and decommissioning of its nuclear

                           GREAT BAY POWER CORPORATION

plant in current year dollars over the licensing period of the plant. The accretion expense for the third quarter ended September 30, 1996 was $565,000.

     Interest (Income) Expense and Decommissioning Trust Fund Income increased 11.7%, or $44,000, reflecting $419,000 in interest income for the third quarter of 1996 as compared to $375,000 in interest income for the third quarter of 1995. This increase in interest income reflects a higher average cash balance during the third quarter of 1996 as compared to the third quarter of 1995.

Net Income (Loss)
-----------------

     As a result of the above factors, during the third quarter ended September 30, 1996, the Company recorded net income of $7,019,000, or approximately $0.88 per share, as compared to a net loss of $1,332,000, or approximately $0.17 per share, in the third quarter ended September 30, 1995.

FIRST NINE MONTHS OF FISCAL 1996 COMPARED TO THE FIRST NINE MONTHS OF FISCAL
----------------------------------------------------------------------------
1995
----

Operating Revenues
------------------

     Operating Revenues increased by approximately $1,539,000, or 7.4%, to $22,298,000 during the first nine months of 1996 as compared to $20,759,000 during the first nine months of 1995. During the first nine months of 1996, the capacity factor at the Seabrook Project was 95.6% of the rated capacity versus a capacity factor of 92.8% of the rated capacity for the same period in 1995. Sales of electricity by the Company increased by approximately 4.2% to 883,652,600 kWhs in 1996 as compared with 847,929,550 kWhs in 1995. During the first nine months of 1996 the average sales price per kWh increased approximately 3.3% to 2.52 cents per kWh as compared to 2.44 cents per kWh during the first nine months of 1995. Great Bay's cost of power decreased by 5.8% to 2.60 cents per kWh during the first nine months of 1996 as compared to
2.76 cents per kWh during the first nine months of 1995. This decrease was due to lower operating expenses during the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 and to less outage time during the first nine months of 1996 compared to the first nine months of 1995. Scheduled and unscheduled outage time increases Great Bay's cost of power because Seabrook Project costs are spread over fewer kWhs.

Operating Expenses
------------------

     Production and transmission expenses for the first nine months of 1996 decreased by $1,307,000, or 9.7%, compared to the first nine months of 1995. This decrease was the result of the same factors that caused the decrease in production expenses in the third quarter of 1996 in comparison with the third quarter of 1995.

                           GREAT BAY POWER CORPORATION

     Administrative and General expenses increased $476,000 during the first nine months of 1996, an increase of 10.3% over the comparable period in 1995. This increase was primarily due to the costs associated with the growth and management of the Company, including transition and start-up costs associated with the Company directly performing its own administrative functions following the termination of its Marketing and Management and Administrative Services Agreements with UNITIL Resources, Inc. and marketing fees paid to PECO. The marketing fees paid to PECO are calculated based upon a revenue sharing formula.

     Depreciation and amortization expenses increased $318,000, or 13.8%, to $2,622,000 in the first nine months of 1996 as compared to $2,304,000 during the first nine months of 1995. This increase was primarily attributable to the same factors that caused the increase in depreciation and amortization in the third quarter of 1996 in comparison to the third quarter of 1995.

Other (Income) Deductions
-------------------------

     Other (Income) Deductions increased 432%, or approximately $5,201,000, reflecting $6,403,000 in other income during the first nine months of 1996 as compared to other income of $1,202,000 during the first nine months of 1995. This increase was primarily attributable to the same factors that caused the increase in other income in the third quarter of 1996 in comparison to the third quarter of 1995. These factors were the gain of $7,036,792 from the sale of the steam generators, offset by the accretion of Great Bay's share of the decommissioning liability for the Seabrook Project. The accretion expense for this liability for the first nine months of 1996 was $1,696,000.

     Interest (Income) Expense and Decommissioning Trust Fund Income decreased 11.2%, or $133,000, during the first nine months of 1996 as compared to the first nine months of 1995. This reduction in interest income was the result of a lower average cash balance during the first nine months of 1996 as compared to the first nine months of 1995.

Net Income (Loss)
-----------------

     As a result of the above factors, during the nine month period ended September 30, 1996, the Company recorded net income of $5,732,000, or approximately $0.72 per share, as compared to a net loss of $1,376,000, or approximately $0.17 per share, during the nine months ended September 30, 1995.

Tax Loss Carryforwards
----------------------

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

Liquidity
---------

     The Company's cash and short-term investments increased approximately $11,327,000 during the first nine months of 1996. Principal factors increasing liquidity during the nine months ended September 30, 1996 were the net income discussed above, which included the gain of $7,036,792 from the sale of the Unit 2 steam generators, and PECO's exercise of its warrant, discussed in Note C above, which resulted in the receipt by Great Bay of approximately $4,074,000 in cash. Other factors significantly affecting the Company's cash position include non-cash charges to income of $5,614,000 for depreciation and amortization and decommissioning trust fund accretion of $1,696,000.

     Offsetting these items were decommissioning trust fund payments of $723,000, an increase in accounts receivable of $1,158,000 due to the resumption of power sales in the first quarter of 1996 following a scheduled refueling outage in December 1995, an increase in prepayments and other assets of $1,208,000, primarily related to cash funding of the Company's share of the Seabrook Project's operating costs, and the June 1996 payment of the State of New Hampshire Nuclear Station Property tax. A decrease in Taxes Accrued of $833,000 reflects the Company's payment of its half year 1995 and half year 1996 Town of Seabrook property taxes.

     In December of 1995, the Town of Seabrook, New Hampshire ("Town of Seabrook") issued a bill for property taxes for the second half of 1995 to "North Atlantic Energy Corp., et al." The Town of Seabrook informed Great Bay that it believed Great Bay's share of this bill was $1,293,000. Great Bay initially refused to pay the 1995 bill because Great Bay believes that the Town of Seabrook's assessment of Great Bay's interest in the Seabrook Project was overstated and because the bill failed to recognize Great Bay as an independent taxpayer with a separately assessed and valued parcel of real estate. On April 30, 1996, Great Bay paid the December 1995 property tax bill to avoid the Town of Seabrook placing a lien on the Seabrook Project and on June 26, 1996, Great Bay paid its half year 1996 property taxes.

     During the second quarter of 1996, the Company initiated a Common Stock repurchase program as discussed in Note E above. As of October 31, 1996 the Company had repurchased 44,300 shares at a cost of $335,050.

                           GREAT BAY POWER CORPORATION

PART II.  OTHER INFORMATION.

Item 1. Legal Proceedings
        -----------------

     In December of 1995, the Town of Seabrook, New Hampshire issued a bill for property taxes for the second half of 1995 to "North Atlantic Energy Corp., et al." The Town of Seabrook informed Great Bay that it believed Great Bay's share of this bill was $1,293,000. Great Bay initially refused to pay the bill because Great Bay believes that the Town of Seabrook's assessment of Great Bay's interest in the Seabrook Project was overstated and because the bill failed to recognize Great Bay as an independent taxpayer with a separately assessed and valued parcel of real estate. On April 30, 1996, Great Bay paid the December 1995 property tax bill to avoid the Town of Seabrook placing a lien on the Seabrook Project. Great Bay filed a petition with the Town of Seabrook seeking a tax abatement of Great Bay's 1995 property taxes. The Town of Seabrook denied Great Bay's abatement request and on June 19, 1996 Great Bay appealed the Town of Seabrook's decision to the Board of Land and Tax Appeals in Concord, New Hampshire. The case is still pending before the Board of Land and Tax Appeals. Management is unable to express an opinion as to the outcome of this matter.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (a) See Exhibit Index

     (b) There were no reports on Form 8-K submitted for the three months ended September 30, 1996.

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

Dated: November 14, 1996

                           GREAT BAY POWER CORPORATION

                                  EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

10.1 First Amendment to Services Agreement between PECO Energy Company and Great Bay Power Corporation dated September 27, 1996 (1)

10.2            Second Amendment to Warrant Purchase Agreement dated
                September 27, 1996.

27              Financial Data Schedule

-------------------

(1) Confidential treatment requested, which portions are omitted and filed separately with the Commission.